Form 10-K
period 1993-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1994-03-30
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                             Commission file number 0-17198


               ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


Oklahoma                                  73-1329487
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                           74135
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:  (918) 663-2500


Securities registered pursuant to Section 12(b) of the Act:


       Title of each class      Name of each exchange on which registered
           None                            None


Securities registered pursuant to Section 12(g) of the Act:


                     Units of Limited Partnership Interest
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 18, 1994, 10,248 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I,
Part II and Part III hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1993, filed with the Securities and Exchange Commission on May 14, 1993, are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1993, filed with the Securities and Exchange Commission on August 13, 1993, are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1993, filed with the Securities and Exchange Commission on November 15, 1993, are incorporated by reference in Part I hereof.

                                    PART I


Item 1.   Business.

Formation

ML Oklahoma Venture Partners, Limited Partnership (the "Partnership" or the "Registrant") was organized under the Revised Uniform Limited Partnership Act of the State of Oklahoma on July 15, 1988. MLOK Co., Limited Partnership (the "Managing General Partner") and four individuals (the "Individual General Partners") are the general partners of the Partnership. The Managing General Partner is an Oklahoma limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") acts as the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S").

On September 23, 1988, the Partnership elected to operate as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation by making venture capital investments in new and developing companies which the management of the Partnership believes offer significant long-term growth potential. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

The Partnership was organized to qualify as a "qualified venture capital company" under Oklahoma law and intends to invest at least 55% of its capitalization in companies which constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, the Partnership's limited partners (the "Limited Partners") were entitled to a credit against their Oklahoma state income tax equal to 20% of the amount of their original investment in the Partnership. From its inception through December 31, 1993, the Partnership invested $7.8 million in 16 portfolio investments of which 61% represents investments in Oklahoma business ventures.

The Partnership publicly offered, through MLPF&S, 25,000 units of limited partnership interest at $1,000 per unit (the "Units"). The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-24547), which was declared effective on December 1, 1988. The Partnership completed its offering on August 14, 1989. A total of 10,248 Units were sold and the Limited Partners were admitted to the Partnership. Gross capital contributions to the Partnership total $10,355,556; $10,248,000 from the Limited Partners, $103,556 from the Managing General Partner and $4,000 from the Individual General Partners.

The information set forth under the captions "Risk and Other Important Factors" (pages 11 through 18), "Investment Objective and Policies" (pages 21 through 26) and "Oklahoma Considerations" (pages 26 through 28) in the Prospectus of the Partnership dated December 1, 1988 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, as supplemented by a supplement dated April 25, 1989 filed pursuant to Rule 497(d) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

The Venture Capital Investments

During the year ended December 31, 1993, the Partnership invested $1.3 million in four new portfolio companies and $1.2 million in seven existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1993, the Partnership has invested $7.8 million in 16 portfolio companies. Additionally, at December 31, 1993, approximately $1.4 million of the original net proceeds of $9.2 million remained available for investment in venture situations.

The descriptions of the Partnership's follow-on investments in Silverado Foods, Inc., Sports Tactics International, Inc., Symex Corp. and C.R. Anthony Company set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1993 are incorporated herein by reference.

The descriptions of the Partnership's investments in Data Critical Corp. and Independent Gas Company Holdings, Inc. and the Partnership's follow-on investments in Symex Corp. and Silverado Foods, Inc. set forth in Item 5 of
Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1993 are incorporated herein by reference.

The descriptions of the Partnership's investment in Enerpro International, Inc. and the Partnership's follow-on investments in Symex Corp. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference.

On October 4, 1993, the Partnership purchased a 10% promissory note from Symex Corp. for $3,500. This investment is in addition to the $142,500 of 10% promissory notes previously owned by the Partnership.

On October 15, 1993, the Partnership purchased a 9% debenture and 17,336 common shares of Excel Energy Technologies, Ltd. for $402,500. Excel, located in Tulsa, Oklahoma, provides energy management systems to commercial building owners.

On October 15, 1993, the Partnership purchased a prime plus 1.75% convertible subordinated promissory note from Diagnetics, Inc. for $200,000. This investment is in addition to the 100,000 preferred shares, 10,006 common shares and 418,000 common stock warrants previously owned by the Partnership.

On October 19, 1993, the Partnership purchased an 8% convertible note from CytoDiagnostics, Inc. for $100,000. This investment is in addition to the 449,915 preferred shares previously owned by the Partnership.

On November 24, 1993, the Partnership purchased an 8% promissory note from Great Outdoors Publishing, Inc. for $20,000. This investment is in addition to the 275,000 preferred shares previously owned by the Partnership.

Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments.

Item 2.   Properties.

The Partnership does not own or lease physical properties.

Item 3.   Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. There is no established public trading market for the Units as of March 18, 1994. The approximate number of holders of Units as of March 18, 1994 is 1,150. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Effective November 9, 1992, the Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service will assist Merrill Lynch clients wishing to buy or sell Registrant Units. The LPSTD has replaced the Merrill Lynch Investor Service, a service which was designed to match interested buyers and sellers of partnership interests, but which had been suspended since September 1991 for transactions involving the Registrant's Units.

The Partnership has not made any cash distributions to its Partners during the period from August 14, 1989 (commencement of operations) to December 31, 1993. The information under the heading "Distributions" contained in the section entitled "Partnership Distributions and Allocations" on pages 35 and 36 of the Prospectus is incorporated herein by reference.

Item 6.   Selected Financial Data.

($ In Thousands, Except Per Unit Information)

                                                              For the Period
                                                                from 8/14/89
                                                               (commencement
                                Years Ended December 31,   of operations) to
                          1993        1992       1991        1990   12/31/89

Net Assets            $  8,361     $ 9,950    $ 8,893     $ 8,918    $ 9,384

Cost of Portfolio
Investments              2,543       2,400      1,654         477        710

Cumulative Cost
of Portfolio
Investments              7,784       5,241      2,841       1,187        710

Net Investment
Income (Loss)            (159)       (110)         55         307        159

Realized Loss on
Investments            (1,043)           -       (63)       (510)          -

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Asset Value,
including Net Unrealized
Appreciation (Depreciation)
of Investments          $  807       $ 961      $ 859       $ 861      $ 906

Net Investment
Income (Loss)             (15)        (11)          5          30         15

Realized Loss on
Investments              (101)           -        (6)        (49)          -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the year ended December 31, 1993, the Partnership invested $2.5 million in portfolio companies; $1.3 million in four new portfolio companies and $1.2 million in seven existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1993, the Partnership has invested $7.8 million in 16 portfolio companies. Approximately $1.4 million of the original net proceeds of $9.2 million remained available for investment.

At December 31, 1993, the Partnership held $1.9 million in cash and short-term investments; $998,000 in short-term investments with maturities of less than one year and $881,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make investments in venture situations as opportunities for investment arise. Interest earned on such investments for the year ended December 31, 1993 was $93,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Results of Operations

Net realized loss from operations is comprised of 1) net realized losses from portfolio investments written-off and 2) net investment income or loss. For the years ended December 31, 1993, 1992 and 1991, the Partnership had a net realized loss from operations of $1.2 million, $110,000 and $7,000, respectively.

Realized Losses from Investments Written-Off - For the year ended December 31, 1993, the Partnership had a $1 million realized loss from investments written-off. During the year, the Partnership wrote-off its $693,000 equity investment in Symex Corp. as the company ceased operations in 1993. Additionally, the Partnership wrote-off $350,000 of its equity investment in Sports Tactics International, Inc. due to financial difficulties at the company.

The Partnership had no realized gains or losses from portfolio investments during the year ended December 31, 1992.

For the year ended December 31, 1991, the Partnership realized a loss of $63,000 from the write-off of the principal amount of its promissory note due from Tricon America Corporation as a result of the company ceasing operations.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the years ended December 31, 1993 and 1992 was $159,000 and $110,000, respectively. Net investment income for the year ended December 31, 1991 was $55,000. The decrease in net investment income for each consecutive period primarily resulted from a decrease in interest income earned from short-term investments partially offset by an increase in interest and other income from portfolio investments, as discussed below. Interest income earned from short-term investments for the years ended December 31, 1993, 1992 and 1991 was $93,000, $201,000 and $458,000,
respectively. These decreases are due to reductions in amounts available for investment in short-term securities and declining interest rates for each consecutive period. Funds available for investment in short-term securities at December 31, 1993, 1992 and 1991 were $1.9 million, $4.5 million and $6.5 million, respectively. Amounts available for investment in short-term securities declined during these periods as funds were used for investments in new and existing portfolio companies. Amounts available for investment in short-term securities will continue to decline in future periods as cash is used to make additional portfolio investments.

The Partnership receives interest and dividend income from certain of its portfolio investments. For the years ended December 31, 1993 and 1992, the Partnership had interest and other income from its portfolio investments of $126,000 and $85,000, respectively. For 1991, the Partnership had a net loss of $27,000 from its portfolio investments. The increase for the 1993 period compared to the 1992 period primarily resulted from an increase in preferred stock dividends received from Diagnetics, Inc. The increase for the 1992 period compared to the 1991 period primarily resulted from an increase in preferred stock dividends received from BACE Manufacturing, Inc. in 1992 and the write-off of dividends receivable from Symex in the 1991 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives compensation at the annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. Such fee is determined and paid quarterly. The management fee for the years ended December 31, 1993, 1992 and 1991 was $204,000, $215,000 and $216,000, respectively. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. For the years ended December 31, 1993, 1992 and 1991, funds provided from operations primarily were obtained from interest received from short-term investments and interest and other income received from portfolio investments.

Unrealized Gains and Losses from Portfolio Investments - For the year ended December 31, 1993, the Partnership had a net unrealized loss of $928,000, resulting from the net downward revaluation of certain portfolio investments. Additionally, during 1993, the Partnership transferred $540,000 from unrealized loss to realized loss relating to the write-off of a portion of its investment in Symex and Sports Tactics, as discussed above. The $928,000 unrealized loss, partially offset by the $540,000 transfer from unrealized loss to realized loss, resulted in a $388,000 reduction to the Partnership's net unrealized appreciation for 1993.

For the year ended December 31, 1992, the Partnership had a net unrealized gain of $1.2 million, primarily resulting from the net upward revaluation of certain portfolio investments during 1992. For the year ended December 31, 1991, the Partnership had a net unrealized loss of $85,000 due to the net downward revaluation of certain portfolio investments. Additionally, during 1991, the Partnership transferred $62,500 from unrealized loss to realized loss relating to the write-off of its remaining investment in Tricon. The $85,000 unrealized loss, partially offset by the $62,500 transfer from unrealized loss to realized loss, resulted in an $18,000 increase to the Partnership's net unrealized depreciation for 1991.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gains and losses from operations and 2) changes in unrealized appreciation or depreciation of portfolio investments. For the year ended December 31, 1993, 1992 and 1991, net assets from operations decreased $1.6 million, increased $1.1 million and decreased $25,000, respectively.

At December 31, 1993, the Partnership's net assets were $8.4 million, a decrease of $1.6 million from $10 million at December 31, 1992. This decrease resulted from the $1.2 million net realized loss from operations and a $388,000 decrease in net unrealized appreciation of investments for 1993.

At December 31, 1992, the Partnership's net assets were $10 million, an increase of $1.1 million from $8.9 million at December 31, 1991. This increase resulted from the $1.2 million net unrealized gain from the Partnership's portfolio investments exceeding the $110,000 net realized loss from operations for 1992.

At December 31, 1991, the Partnership's net assets were $8,893,000, a decrease of $25,000 from $8,918,000 at December 31, 1990. This decrease resulted from the $18,000 increase in net unrealized depreciation of investments and a $7,000 net realized loss from operations for 1991.

Gains and losses from portfolio investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1993, 1992 and 1991 was $807, $961 and $859,
respectively.

Item 8.   Financial Statements and Supplementary Data.

               ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
                                     INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1993 and 1992

Schedule of Portfolio Investments as of December 31, 1993
Schedule of Portfolio Investments as of December 31, 1992

Statements of Operations for the years ended December 31, 1993, 1992 and
1991

Statements of Cash Flows for the years ended December 31, 1993, 1992 and
1991

Statements of Changes in Partners' Capital for the years ended December 31, 1991, 1992 and 1993

Notes to Financial Statements

Schedule I - Money Market Investments as of December 31, 1993 and 1992

NOTE - All schedules, other than Schedule I, are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.




     DELOITTE & TOUCHE
     1633 Broadway
     New York, NY  10019-6754






     INDEPENDENT AUDITORS' REPORT








     ML Oklahoma Venture Partners, Limited Partnership:



     We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership as of December 31, 1993 and 1992, including the schedules of portfolio investments, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8 of Form 10-K.
     These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1993 and 1992 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Oklahoma Venture Partners, Limited Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     As explained in Note 2, the financial statements include securities valued at $6,563,579 and $5,456,975 at December 31, 1993 and 1992, respectively, representing 79% and 55% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.







     Deloitte & Touche


     February 14, 1994


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31,


                                                     1993            1992
ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $6,063,931 at December 31, 1993 and
   $4,569,333 at December 31, 1992)            $ 6,563,579     $  5,456,975
 Money market investments, at amortized cost       997,743        3,981,903
Cash and cash equivalents                          880,833          524,431
Deposits in escrow                                       -           70,295
Dividends and other receivables                     34,781           14,110
Deferred organizational costs, net of accumulated
 amortization of $41,754 at December 31, 1993
 and $32,210 at December 31, 1992 - Note 2           5,964           15,508

TOTAL ASSETS                                   $ 8,482,900     $ 10,063,222

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                             $      60,264    $      48,455
Due to Management Company - Note 4                  46,704           53,776
Due to Independent General Partners - Note 6        15,000           10,500
 Total liabilities                                 121,968          112,731

Partners' Capital:
Managing General Partner                            78,613           90,629
Individual General Partners                          3,038            3,502
Limited Partners (10,248 Units)                  7,779,633        8,968,718
Unallocated net unrealized appreciation
 of investments - Note 2                           499,648          887,642
 Total partners' capital                         8,360,932        9,950,491

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 8,482,900     $ 10,063,222

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1993

                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

BACE Manufacturing, Inc.*
1,078 shares of Preferred Stock              Feb. 1992  $539,000    $898,000

C.R. Anthony Company
275,317 shares of Common Stock               Oct. 1992   600,191     600,191
Warrants to purchase 48,045 shares of Common Stock
 at $3.75 per share, expiring 6/3/94                       2,175       2,175

CytoDiagnostics, Inc.*(A)(B)
449,915 shares of Preferred Stock            May 1991    817,709   1,279,805
8% Convertible Subordinated Note due 10/18/94            100,000     100,000

Data Critical Corp.*(A)
75,000 shares of Preferred Stock             April 1993  150,000     150,000

Diagnetics, Inc.*(A)
100,000 shares of Preferred Stock            April 1991  500,000     500,000
10,006 shares of Common Stock                             13,028      13,028
Warrant to purchase 25,000 shares of Common Stock
 at $5 per share, expiring 4/11/95                         1,000       1,000
Warrant to purchase 393,000 shares of Common Stock
 at $0.01 per share, expiring 12/31/96                     1,000       1,000
Convertible Subordinated Promissory Note
 due 6/30/94, Prime + 1.75%                              200,000     200,000

Eckerd Corporation*+(C)
15,491 shares of Common Stock                July 1992   142,992     248,166

Enerpro International, Inc.
35,000 shares of Preferred Stock             Aug. 1993   350,000     350,000

Envirogen, Inc.+
150,000 shares of Common Stock               Sept. 1991  525,000     385,313
Warrants to purchase 50,000 shares of Common Stock
 at $5.20 per share, expiring 10/12/98                         0      14,063

Excel Energy Technologies, Ltd.(A)
9% Debenture due 10/14/94                    Oct. 1993   400,000     400,000
17,336 shares of Common Stock                              2,500       2,500

Great Outdoors Publishing, Inc.*(A)
275,000 shares of Preferred Stock            Aug. 1992   275,000     275,000
8% Promissory Note due 6/30/94                            20,000      20,000

Independent Gas Company Holdings, Inc.*
400 shares of Preferred Stock                June 1993   400,000     400,000
3,336 shares of Common Stock                               3,336       3,336

QuanTem Laboratories, Inc.*(A)
42,589 shares of Preferred Stock             Jan. 1990    75,000      20,000

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (CONTINUED)
DECEMBER 31, 1993

                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

Silverado Foods, Inc.*(A)(D)
267,144 shares of Preferred Stock            June 1992   500,000     500,000
9% Senior Note                                           180,000     180,000
9% Convertible Subordinated Note                          20,000      20,000
Warrant to purchase 10,000 shares of Common Stock
 at $7 per share, expiring 1/19/98                             0           0

Sports Tactics International, Inc.*(E)
10,000 shares of Preferred Stock             Mar. 1992   100,000           1

Symex Corp.*(A)(F)
10% Promissory Notes                         Oct. 1989   146,000           1

TOTALS                                                $6,063,931  $6,563,579

(A)  Qualifies as an "Oklahoma business venture" under Oklahoma law.

(B) During the year, CytoDiagnostics, Inc. effected a five-for-one reverse stock split. As a result, the Partnership exchanged its 2,249,576 preferred shares for 449,915 preferred shares of the company.

(C) On August 5, 1993, Eckerd Corporation completed its initial public offering. In connection with the offering, the Partnership exchanged its 11,916 common shares of EDS Holdings, Inc. for 15,491 common shares of Eckerd Corporation.

(D) During the year, the Partnership converted promissory notes of Silverado Foods, Inc. totaling $340,000 into 123,636 shares of preferred stock of the company.

(E) At December 31, 1993, the Partnership realized a loss of $350,000 of its $450,000 investment in Sports Tactics International, Inc.

(F) At September 30, 1993, the Partnership realized a loss of $692,899 of its $839,000 investment in Symex Corp.

+     Public company

* These companies may be deemed affiliated persons of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1992

                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

BACE Plastics Group, Inc.*
1,078 shares of Preferred Stock              Feb. 1992  $539,000    $898,000

C.R. Anthony Company
116,363 shares of Common Stock               Oct. 1992   231,705     231,705

CytoDiagnostics, Inc.*(A)
1,200,000 shares of Series A Preferred Stock May 1991    300,000     650,000
483,870 shares of Series B Preferred Stock               150,000     262,096
565,706 shares of Series C Preferred Stock               367,709     367,709

Diagnetics, Inc.*(A)
100,000 shares of Preferred Stock            April 1991  500,000     500,000
10,006 shares of Common Stock                             13,028      13,028
Warrant to purchase 25,000 shares of Common Stock
 at $5 per share, expiring 4/11/95                         1,000       1,000
Warrant to purchase 393,000 shares of Common Stock
 at $0.01 per share, expiring 12/31/96                     1,000       1,000

EDS Holdings Inc.
11,916 shares of Class A Common Stock        July 1992   142,992     357,480

Envirogen, Inc.+
150,000 shares of Common Stock               Sept. 1991  525,000     810,000

Great Outdoors Publishing, Inc.*(A)
275,000 shares of Series A Preferred Stock   Aug. 1992   275,000     275,000

QuanTem Laboratories, Inc.*(A)
42,589 shares of Preferred Stock             Jan. 1990    75,000           0
15% Promissory Note                                        5,000           0

Silverado Foods, Inc.*(A)
12% Senior Subordinated Note                 June 1992   240,000     240,000
143,508 shares of Series A Preferred Stock               160,000     160,000

Sports Tactics International, Inc.*
35,000 shares of Preferred Stock             Mar. 1992   350,000     350,000

Symex Corp.*(A)
711,084 shares of Common Stock               Oct. 1989   692,780     339,838
119,000 shares of non-voting Preferred Stock                 119         119
Warrant to purchase 16,289 shares of Common Stock
 at $0.66 per share, expiring 8/6/97                           0           0

TOTALS                                                $4,569,333  $5,456,975

(A)Qualifies as an "Oklahoma business venture" under Oklahoma law.

+   Public company

* May be deemed affiliated persons of the Partnership as defined in the Investment Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,


                                             1993         1992          1991

INVESTMENT INCOME

 Interest from money market investments $ 93,067 $ 201,368 $ 458,271 Interest and other income (loss) from
    portfolio investments                   125,616      84,856     (26,626)
 Total investment income                    218,683     286,224      431,645

 Expenses:

 Management fee - Note 4                    204,256     215,104      215,940
 Professional fees                           78,123      71,406       73,973
 Independent General Partners' fees - Note 6 57,230      55,364       57,863
 Mailing and printing                        21,311      17,602       11,093
 Amortization of deferred organizational
    costs - Note 2                            9,544       9,544        9,544
 Custodial fees                               5,967       5,704        5,920
 Miscellaneous                                  918       3,693        2,012
 Interest expense - Note 4                        -      17,804            -
 Total expenses                             377,349     396,221      376,345

NET INVESTMENT INCOME (LOSS)              (158,666)   (109,997)       55,300

REALIZED LOSS FROM INVESTMENTS
 WRITTEN-OFF                            (1,042,899)           -     (62,500)

NET REALIZED LOSS FROM OPERATIONS
 (allocable to Partners) - Note 3       (1,201,565)   (109,997)      (7,200)

NET CHANGE IN UNREALIZED APPRECIATION
 OR DEPRECIATION                          (387,994)   1,167,277     (18,064)

NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS            $ (1,589,559) $ 1,057,280   $ (25,264)

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,


                                             1993         1992          1991

CASH FLOWS PROVIDED FROM (USED FOR)
 OPERATING ACTIVITIES

Net investment income (loss)           $  (158,666)$  (109,997)  $    55,300
Adjustments to reconcile net investment
 income (loss) to cash provided from
 (used for) operating activities:

Amortization of deferred organizational costs 9,544       9,544        9,544
Increase in payables                          9,237      20,063          134
Decrease in accrued interest on
 money market investments                     4,796      31,612       46,130
(Increase) decrease in receivables and other
 assets                                    (20,671)       1,651       26,447
Total                                     (155,760)    (47,127)      137,555

Purchase of portfolio investments       (2,542,497) (2,399,994)  (1,653,750)
Net deposits released from (placed in)
 escrow                                      70,295     469,960    (540,500)
Net return (purchase) of money market
 investments                              2,979,364     962,964    3,204,202
Proceeds from the redemption of short-
 term notes                                   5,000           -        9,000

Cash provided from (used for) operating
 activities                                 356,402 (1,014,197)    1,156,507
Cash and cash equivalents at beginning of
 period                                     524,431   1,538,628      382,121

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $  880,833 $   524,431  $ 1,538,628

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

                                                      Unallocated
                                                   Net Unrealized
                  Managing  Individual              Appreciation
                   General     General     Limited (Depreciation)
                   Partner    Partners    Partners of Investments      Total
Balance at
December 31, 1990   $ 91,801  $ 3,547  $ 9,084,698  $ (261,571)  $ 8,918,475

Allocation of net
investment income
- - Note 3                 553       21       54,726            -       55,300

Allocation of realized
loss on investments
- - Note 3               (625)     (24)     (61,851)            -     (62,500)

Net change in unrealized
appreciation or depreciation
of investments             -        -            -     (18,064)     (18,064)

Balance at
December 31, 1991     91,729    3,544  9,077,573(A)   (279,635)    8,893,211

Allocation of net
investment loss
- - Note 3             (1,100)     (42)    (108,855)            -    (109,997)

Net change in unrealized
appreciation or depreciation
of investments             -        -            -    1,167,277    1,167,277

Balance at
December 31, 1992     90,629    3,502  8,968,718(A)     887,642    9,950,491

Allocation of net
investment loss
- - Note 3             (1,587)     (61)    (157,018)            -    (158,666)

Allocation of realized
loss on investments
- - Note 3            (10,429)    (403)  (1,032,067)            -  (1,042,899)

Net change in unrealized
appreciation or depreciation
of investments             -         -            -   (387,994)    (387,994)

Balance at
December 31, 1993   $ 78,613  $ 3,038$ 7,779,633(A)   $ 499,648  $ 8,360,932

(A)The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation or depreciation of investments, was $859, $961 and $807 at December 31, 1991, 1992 and 1993, respectively.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


1.     Organization and Purpose

ML Oklahoma Venture Partners, Limited Partnership (the "Partnership") was formed on July 15, 1988 under the Revised Uniform Limited Partnership Act of the State of Oklahoma. The Partnership's operations commenced on August 14, 1989. MLOK Co., Limited Partnership, the managing general partner of the Partnership (the "Managing General Partner"), is an Oklahoma limited partnership formed on July 15, 1988, the general partner of which is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc.

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership shall not engage in any other business or activity. The Partnership will terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

2.     Significant Accounting Policies

Valuation of Investments - Money market investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of its portfolio investments by applying consistent guidelines. The fair value of public securities is adjusted to the average closing public market price for the last five trading days of the quarter less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume. Private securities are carried at cost until significant developments affecting a portfolio investment provide a basis for change in valuation. The fair value of private securities is adjusted
1) to reflect meaningful third-party transactions in the private market or
2) to reflect significant progress or slippage in the development of the company's business such that cost is clearly no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $500,000 at December 31, 1993, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1993, other timing differences relating to realized losses totaling $350,000 have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Organizational Costs - Organizational costs of $47,718 are being amortized over a sixty-month period which commenced August 14, 1989.

3.     Allocation of Partnership Profits and Losses

Pursuant to the Partnership Agreement, profits from venture capital investments are allocated to all Partners in proportion to their capital contributions until all Partners have been allocated a 10% Priority Return from liquidated investments. Profits in excess of this amount are allocated 30% to the Managing General Partner and 70% to all Partners in proportion to their capital contributions until the Managing General Partner has been allocated 20% of the total profits from venture capital investments. Thereafter, profits from venture capital investments are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Profits from other sources are allocated to all Partners in proportion to their capital contributions.

Losses are allocated to all Partners in proportion to their capital contributions. However, if profits had been previously allocated in the 70-30 or 80-20 ratios as discussed above, then losses will be allocated in the reverse order in which profits were allocated.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


4.     Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives compensation at the annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. Such fee is determined and paid quarterly.

On May 29, 1992, the SEC issued an exemptive order permitting the Partnership to acquire 11,916 shares of class A common stock of EDS Holdings Inc. from an affiliate of the Management Company subject to certain conditions and approval by the Independent General Partners. On July 22, 1992, the Partnership purchased these shares for $160,796, representing original cost of $142,992 plus interest expense of $17,804.

5.     Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

6.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $12,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
MONEY MARKET INVESTMENTS
DECEMBER 31, 1993 AND 1992


                                                                  SCHEDULE I



                                     Principal                     Amortized
                                        Amount           Cost           Cost

COMMERCIAL PAPER AT DECEMBER 31, 1993
Iowa Student Loan Liquidity Corp.  $ 1,000,000      $ 996,840      $ 997,743





COMMERCIAL PAPER
N.N.W. Leasing                     $ 1,000,000   $    996,979   $    998,437
Golden Managers Acceptance Corporation1,500,000     1,492,760      1,494,872
Dunlop Tire Corporation              1,500,000      1,486,465      1,488,594

TOTAL AT DECEMBER 31, 1992         $ 4,000,000    $ 3,976,204    $ 3,981,903

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

The Partnership

                               GENERAL PARTNERS

The five General Partners of the Partnership are responsible for the management and administration of the Partnership. The General Partners consist of the four Individual General Partners and the Managing General Partner. As required by the Investment Company Act of 1940 (the "Investment Company Act"), a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the Investment Company Act. In 1989, the Securities and Exchange Commission issued an order declaring that the independent general partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the Investment Company Act solely by reason of their being general partners of the Partnership. The Managing General Partner and the four Individual General Partners will serve as the General Partners until successors have been elected or until their earlier resignation or removal.

The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of business development companies by the Investment Company Act. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership and supervise the activities of the Managing General Partner.

The Managing General Partner has exclusive power and authority to manage and control the Partnership's venture capital investments subject to the supervision of the Individual General Partners. Additionally, subject to the supervision of the Individual General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio including, among other things, find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the portfolio companies in which the Partnership invests.

Individual General Partners

William C. Liedtke, III (1)
P.O. Box 54369
Oklahoma City, OK 73154
Age 42
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 18, 1994 (3)
Energy consultant since 1991; Assistant to the Governor of the State of Oklahoma from 1989 to 1991; an independent natural gas marketing consultant since 1984; an oil and gas marketing manager for Trigg Drilling Company, Inc.; a member of the State Bar of Texas; a trustee of the Casady School.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 66
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 18, 1994 (3)
Since 1988 Director and Chief Financial Officer of Techlaw, Inc.; from 1983 to 1990, Executive Vice President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control
  Inc.

Martin E. Fate, Jr. (1)
7014 East 60th Street
Tulsa, OK  74145-9214
Age 61
Individual General Partner since 1993
0 Units of the Partnership beneficially owned at March 18, 1994 (3) President and Chief Executive Officer of Public Service Co. of Oklahoma
  from 1982 to 1992; Director and Vice Chairman of First State Securities, Inc.; a Trustee of the Phillips Graduate Seminary; a member of the National Society of Professional Engineers.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 47
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 18, 1994 (3)
Since 1990 President of New Century Management Inc., a venture capital management and advisory firm; from 1981 to February 1990, Vice President of Merrill Lynch Venture Capital Inc. and President and Director of Merrill Lynch R&D Management Inc.; from 1978 to 1981, Investment Director of Time Incorporated; from 1976 to 1977, management consultant to Diebold Advisors Inc. and the portfolio manager for Diebold Venture Capital Corp., a publicly held venture capital investment company; prior to 1976, Vice President of Chase Manhattan Capital Corporation, a small business investment company and a subsidiary of The Chase Manhattan Bank, N.A.

(1)  Member of Audit Committee.
(2) Interested person, as defined in the Investment Company Act, of the Partnership.
(3) Each Individual General Partner has contributed $1,000 to the capital of the Partnership. Mr. Shewmaker is a limited partner of the
  Managing General Partner of the Partnership. The Managing General Partner contributed $103,556 to the capital of the Partnership. Martin
  E. Fate, Jr. succeeded to the interest of a prior Independent General Partner who contributed $1,000 to the capital of the Partnership.

The Managing General Partner

MLOK Co., Limited Partnership (the "Managing General Partner") is a limited partnership organized on July 15, 1988 under the laws of the State of Oklahoma. The Managing General Partner maintains its principal office at Meridian Tower, 5100 East Skelly Drive, Suite 1060, Tulsa, OK 74135. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations on August 14, 1989. The Managing General Partner is engaged in no other activities at the date hereof. The Managing General Partner has contributed $103,556 to the capital of the Partnership, equal to 1% of the aggregate capital contributions of all Partners of the Partnership.

The general partner of the Managing General Partner is Merrill Lynch Venture Capital Inc. (the "Management Company") and the limited partners of the Managing General Partner include Joe D. Tippens and C. James Bode, Vice Presidents of the Management Company. Information concerning the Management Company and Messrs. Tippens and Bode is set forth below.

The Management Company

Merrill Lynch Venture Capital Inc. (the "Management Company") has served as the management company for the Partnership since the Partnership commenced operations. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement between the Partnership and the Management Company.

The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1327. Listed below is information concerning the directors and officers of the Management Company. Unless otherwise noted, the address of each such person is in North Tower, World Financial Center, New York, New York 10281.

Kevin K. Albert, Age 41, Director, President
Officer or Director since 1990
Managing Director of Merrill Lynch & Co. Investment Banking Division
  ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger, Age 40, Director and Executive Vice President Officer or Director since 1990
Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and
  Research and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Robert W. Seitz, Age 47, Director, Vice President
Officer or Director since 1993
First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and
  Research and a Managing Director within the Corporate Credit Division of Merrill Lynch since 1987.

Joseph W. Sullivan, Age 36, Treasurer
Officer or Director since 1993
Assistant Vice President of MLIBK since 1993; Controller in the Partnership
  Analysis and Management Department of MLIBK from 1990 to 1993; Assistant Vice President of Standard & Poors Corporation from 1988 to 1990.

Joe D. Tippens, Age 36, Vice President
Meridian Tower
5100 East Skelly Drive, Suite 1060
Tulsa, OK 74135
Officer or Director since 1988
Associated with the Management Company since 1988 and Vice President since
  1990; independent venture capital consultant to venture-backed portfolio companies from 1985 to 1988.

C. James Bode, Age 37, Vice President
Meridian Tower
5100 East Skelly Drive, Suite 1060
Tulsa, OK 74135
Officer or Director since 1990
Senior Vice President/Chief Financial Officer of The OP Club, an office products retailer, from 1989 to 1990; Senior Vice President of Boettcher & Co., Inc. from 1983 to 1989.

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualify. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualify.

There are no family relationships among any of the Individual General Partners of the Partnership and the officers and directors of the Management Company.

Item 11.  Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $12,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. The Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the years ended December 31, 1993, 1992 and 1991, totaled $57,230, $55,364 and $57,863, respectively.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership
Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the year ended December 31, 1993, the Partnership had a net realized loss from operations of $1,201,565. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $12,016 of such loss. For the year ended December 31, 1992, the Partnership had a net realized loss from operations of $109,997. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $1,100 of such loss. For the year ended December 31, 1991, the Partnership had a net realized loss from operations of $7,200. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $72 of such loss. Since the inception of the Partnership, there have been no cash distributions paid to Partners.

Management Fee - The Management Agreement provides that as compensation for its services to the Partnership, the Management Company will receive a fee at the annual rate of 2.5% of the amount of the partners' gross capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly on the basis of the amount of the partners' capital contributions at the end of the preceding calendar quarter. For the years ended December 31, 1993, 1992 and 1991, the management fee was $204,256, $215,104 and $215,940, respectively.

Limitation on Operating Expenses - The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference. As of March 18, 1994, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Joseph W. Sullivan, a Treasurer of the Management Company and a Controller in the Partnership Analysis and Management Department, joined Merrill Lynch in 1990. From 1988 to 1990, Mr. Sullivan was an Assistant Vice President with Standard & Poor's Debt Rating Group.

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-
K.

(a)            1.   Financial Statements

              Independent Auditors' Report

              Balance Sheets as of December 31, 1993 and 1992

              Schedule of Portfolio Investments as of December 31, 1993 Schedule of Portfolio Investments as of December 31, 1992

              Statements of Operations for the years ended December 31, 1993, 1992 and 1991

              Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

              Statements of Changes in Partners' Capital for the years ended December 31, 1991, 1992 and 1993

              Notes to Financial Statements

       2.     Schedule I - Money Market Investments as of December 31,
              1993 and 1992

       3.     (a)  Exhibits

               (3)   (a) Amended and Restated Certificate of Limited
                         Partnership of the Partnership dated as of November 29, 1988.*

                     (b) Amended and Restated Agreement of Limited
                         Partnership of the Partnership dated as of November 29, 1988.*

                     (c) Amended and Restated Agreement of Limited
                         Partnership of the Partnership dated as of August 14, 1989.**

               (10) Management Agreement dated as of November 29, 1988 between the Partnership and the Management
                       Company.*

               (13)  (a) Page 14 of the Quarterly Report on Form 10-Q
                         for the quarter ended March 31, 1993.

               (13)  (b) Page 14 of the Quarterly Report on Form 10-Q
                         for the quarter ended June 30, 1993.

               (13)  (c) Page 14 of the Quarterly Report on Form 10-Q
                         for the quarter ended September 30, 1993.

               (28)  (a) Prospectus of the Partnership dated December
                         1, 1988 filed with the Securities and Exchange
                        Commission pursuant to Rule 497 (b) under the Securities Act of 1933, as supplemented by a supplement dated April 25, 1989 filed pursuant to Rule 497 (d) under the Securities Act of 1933.***

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



* Incorporated by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 filed with the Securities and Exchange Commission on April 3, 1989.

** Incorporated by reference to the Partnership's Quarterly Report on Form
   10-Q for the quarter ended September 30, 1989 filed with the Securities and Exchange Commission on November 14, 1989.

***Incorporated by reference to the Partnership's Quarterly Report on Form
   10-Q for the quarter ended March 31, 1989 filed with the Securities and Exchange Commission on May 15, 1989.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1994.


       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner

By:    /s/     Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1994.


By:    MLOK Co., Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner

By:    /s/     Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)

By:    /s/     Joseph W. Sullivan
       Joseph W. Sullivan
       Treasurer
       (Principal Financial and Accounting Officer)

By:    /s/     William C. Liedtke, III
       William C. Liedtke, III
       General Partner
       ML Oklahoma Venture Partners, Limited Partnership

By:    /s/     Richard P. Miller
       Richard P. Miller
       General Partner
       ML Oklahoma Venture Partners, Limited Partnership

By:    /s/     Martin E. Fate, Jr.
       Martin E. Fate, Jr.
       General Partner
       ML Oklahoma Venture Partners, Limited Partnership

By:    /s/     Bruce W. Shewmaker
       Bruce W. Shewmaker
       General Partner
       ML Oklahoma Venture Partners, Limited Partnership

                                 Exhibit Index


Exhibits                                                       Page

(3)        (a)  Amended and Restated Certificate of Limited
                Partnership of the Partnership dated as of November 29, 1988.*

           (b)  Amended and Restated Agreement of Limited
                Partnership of the Partnership dated as of November 29, 1988.**

           (c)  Amended and Restated Agreement of Limited
                Partnership of the Partnership dated as of August 14, 1989.**

(10)            Management Agreement dated as of November
                29, 1988 between the Partnership and the Management Company.*

(13)       (a)  Page 14 of the Quarterly Report on Form 10-
                Q for the quarter ended March 31, 1993.

(13)       (b)  Page 14 of the Quarterly Report on Form 10-
                Q for the quarter ended June 30, 1993.

(13)       (c)  Page 14 of the Quarterly Report on Form 10-
                Q for the quarter ended September 30, 1993.

(28)       (a)  Prospectus of the Partnership dated
                December 1, 1988 filed with the Securities and Exchange Commission pursuant to Rule 497 (b) under the Securities Act of 1933, as supplemented by a supplement dated April 25,
               1989 filed pursuant to Rule 497 (d) under the Securities Act of 1933.***



* Incorporated by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 filed with the Securities and Exchange Commission on April 3, 1989.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 filed with the Securities and Exchange Commission on November 14, 1989.

*** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 filed with the Securities and Exchange Commission on May 15, 1989.