Form 10-Q
period 1994-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1994-05-13
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1994

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


Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

                                     INDEX
               ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of March 31, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of March 31, 1994 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1994 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                               March 31, 1994  December 31,
                                               (Unaudited)             1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $6,351,527 at March 31, 1994 and
   $6,063,931 at December 31, 1993)           $ 7,730,907       $ 6,563,579
 Short-term investments, at amortized cost        748,631           997,743
Cash and cash equivalents                         641,833           880,833
Accrued interest and other receivables             54,934            34,781
Deferred organizational costs, net of accumulated
 amortization of $44,140 at March 31, 1994
 and $41,754 at December 31, 1993 - Note 2          3,578             5,964

TOTAL ASSETS                                  $ 9,179,883       $ 8,482,900

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                            $      84,201      $     60,264
Due to Management Company - Note 4                 50,000            46,704
Due to Independent General Partners - Note 6       12,000            15,000
 Total liabilities                                146,201           121,968

Partners' Capital:
Managing General Partner                           76,543            78,613
Individual General Partners                         2,958             3,038
Limited Partners (10,248 Units)                 7,574,801         7,779,633
Unallocated net unrealized appreciation
 of investments - Note 2                        1,379,380           499,648
 Total partners' capital                        9,033,682         8,360,932

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 9,179,883       $ 8,482,900

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MARCH 31, 1994


                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

Americo Publishing, Inc.
10% Demand Promissory Note                   Feb. 1994 $ 200,000   $ 200,000

BACE Manufacturing, Inc.*
1,078 shares of Preferred Stock              Feb. 1992   539,000     898,000

C.R. Anthony Company
275,317 shares of Common Stock               Oct. 1992   600,191     600,191
Warrants to purchase 48,045 shares of Common Stock
 at $3.75 per share, expiring 6/3/94                       2,175       2,175

CytoDiagnostics, Inc.*(B)(C)
497,054 shares of Preferred Stock            May 1991    921,305   2,137,332
Warrant to purchase 12,539 shares of Common Stock
 at $4.30 per share, expiring 10/18/98                         0           0

Data Critical Corp.*(B)
75,000 shares of Preferred Stock             April 1993  150,000     150,000
8% Promissory Note due 6/30/94                           100,000     100,000

Diagnetics, Inc.*(B)
100,000 shares of Preferred Stock            April 1991  500,000     500,000
10,006 shares of Common Stock                             13,028      13,028
Warrant to purchase 25,000 shares of Common Stock
 at $5 per share, expiring 4/11/95                         1,000       1,000
Warrant to purchase 393,000 shares of Common Stock
 at $0.01 per share, expiring 12/31/96                     1,000       1,000
Convertible Subordinated Promissory Note
 due 6/30/94, Prime + 1.75%                              200,000     200,000

Eckerd Corporation*(A)
15,491 shares of Common Stock                July 1992   142,992     257,344

Enerpro International, Inc.
35,000 shares of Preferred Stock             Aug. 1993   350,000     350,000

Envirogen, Inc.(A)
150,000 shares of Common Stock               Sept. 1991  525,000     532,500
Warrants to purchase 50,000 shares of Common Stock
 at $5.20 per share, expiring 10/13/98                         0      37,500

Excel Energy Technologies, Ltd.(B)
9% Debentures due 10/14/94                   Oct. 1993   500,000     500,000
17,336 shares of Common Stock                              2,500       2,500

Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock            Aug. 1992   275,000      75,000
8% Demand Promissory Notes                                50,000      50,000

Independent Gas Company Holdings, Inc.*
400 shares of Preferred Stock                June 1993   400,000     400,000
3,336 shares of Common Stock                               3,336       3,336

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - CONTINUED
MARCH 31, 1994


                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

QuanTem Laboratories, Inc.*(B)
42,589 shares of Preferred Stock             Jan. 1990$   75,000  $   20,000

Silverado Foods, Inc.*(B)
267,144 shares of Preferred Stock            June 1992   500,000     500,000
9% Senior Note                                           180,000     180,000
9% Convertible Subordinated Note                          20,000      20,000
Warrant to purchase 10,000 shares of Common Stock
 at $7 per share, expiring 1/19/98                             0           0

Sports Tactics International, Inc.*
10,000 shares of Preferred Stock             Mar. 1992   100,000           1

TOTALS                                               $ 6,351,527 $ 7,730,907


(A)  Public company

(B)  Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the quarter, the Partnership converted its $100,000 note due from CytoDiagnostics, Inc. and $3,596 of accrued interest into 24,092 shares of preferred stock of the company. Also, under the terms of an earlier financing, the Partnership received an additional 23,047 preferred shares of the company during the quarter.

* These companies may be deemed affiliated persons of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,


                                                          1994          1993

INVESTMENT INCOME AND EXPENSES

 Income:
 Interest from short-term investments                $   10,718   $   33,037
 Interest and other income from portfolio investments     34,829      32,501
 Totals                                                  45,547       65,538

 Expenses:
 Management fee - Note 4                                 50,000       53,776
 Professional fees                                       31,819       30,180
 Independent General Partners' fees - Note 6             12,467       12,449
 Mailing and printing                                     7,992        9,986
 Amortization of deferred organizational costs - Note 2   2,386        2,386
 Custodial fees                                           1,615        1,289
 Miscellaneous                                              250             -
 Totals                                                 106,529      110,066

NET INVESTMENT LOSS                                    (60,982)     (44,528)

Net realized loss from investments sold or written-off(146,000)            -

NET REALIZED LOSS FROM OPERATIONS
 (allocable to Partners) - Note 3                     (206,982)     (44,528)

Net change in unrealized appreciation of investments    879,732    (239,062)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
 FROM OPERATIONS                                      $ 672,750  $ (283,590)

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,


                                                          1994          1993

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                 $  (60,982)   $ (44,528)
Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of deferred organizational costs             2,386        2,386
Increase in payables                                     24,233       35,067
Decrease in accrued interest on short-term investments      219        4,651
Increase in receivables and other assets               (20,153)     (13,947)
Cash used for operating activities                     (54,297)     (16,371)

CASH FLOWS PROVIDED FROM (USED FOR)
 INVESTING ACTIVITIES

Purchase of portfolio investments                     (433,596)    (641,661)
Net deposits released from escrow                             -       70,295
Net return (purchase) of short-term investments         248,893      985,321
Cash provided from (used for) investing activities    (184,703)      413,955

Increase (decrease) in cash and cash equivalents      (239,000)      397,584
Cash and cash equivalents at beginning of period        880,833      524,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  641,833    $ 922,015

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1994


                                                      Unallocated
                  Managing  Individual             Net Unrealized
                   General     General     Limited   Appreciation
                   Partner    Partners    Partners of Investments      Total

Balance at
beginning of
period            $ 78,613    $ 3,038  $ 7,779,633  $    499,648 $ 8,360,932

Allocation of
net investment
loss - Note 3        (610)       (24)     (60,348)             -    (60,982)

Allocation of net
realized loss
on investments
- - - Note 3           (1,460)       (56)    (144,484)             -   (146,000)

Net change in
unrealized
appreciation of
investments              -          -            -       879,732     879,732

Balance at end
of period         $ 76,543    $ 2,958$ 7,574,801(A)  $ 1,379,380 $ 9,033,682

(A)The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation or depreciation of investments, was $872.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of its portfolio investments by applying consistent guidelines. The fair value of public securities is adjusted to the average closing public market price for the last five trading days of the quarter less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume.
Private securities are carried at cost until significant developments affecting a portfolio investment provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is clearly no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


4.     Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. Such fee is determined and paid quarterly.

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

7.     Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1994, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended March 31, 1994, the Partnership invested $434,000 in portfolio companies; $200,000 in one new portfolio company and $234,000 in four existing portfolio companies. From August 14, 1989 (commencement of operations) to March 31, 1994, the Partnership had invested $8.2 million in 17 portfolio companies. Approximately $1 million of the original net proceeds of $9.2 million remains available for investment.

At March 31, 1994, the Partnership held $1.4 million in cash and short-term investments; $749,000 in short-term investments with maturities of less than one year and $642,000 in an interest-bearing cash account. Interest earned on such investments for the quarter ended March 31, 1994 was $11,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and proceeds from the future sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended March 31, 1994 and 1993, the Partnership had a net investment loss of $61,000 and $45,000, respectively. The increase in net investment loss for the 1994 period compared to the 1993 period primarily is due to a decrease in interest earned on the Partnership's short-term investments for the 1994 period. Interest earned on short-term investments for the three months ended March 31, 1994 and 1993, was $11,000 and $33,000, respectively. This decrease can be attributed to a decrease in the amount available for investment in short-term securities during the 1994 period. Funds available for investment in short-term securities in the future will decline as additional follow-on investments are made in existing portfolio companies. At March 31, 1994 and 1993, the Partnership had $1.4 million and $3.9 million, respectively, invested in short-term securities.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended March 31, 1994 and 1993 was $50,000 and $54,000, respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the quarter ended March 31, 1994, the Partnership had a $734,000 unrealized gain, primarily resulting from the upward revaluation of its investment in CytoDiagnostics, Inc. for the period. As a result, net unrealized appreciation of the Partnership's portfolio investments increased by $734,000 for the three month period ended March 31, 1994.

For the quarter ended March 31, 1993, the Partnership had a $239,000 unrealized loss resulting from the downward revaluation of its investment in Envirogen, Inc. for the period. As a result, net unrealized appreciation of the Partnership's portfolio investments decreased by $239,000 for the three month period ended March 31, 1993.

Realized Gains and Losses from Portfolio Investments - During the three months ended March 31, 1994, the Partnership had a $146,000 net realized loss due to the write off of its remaining investment in Symex Corp. There were no realized gains or losses during the three months ended March 31, 1993.

Net Assets - At March 31, 1994, the Partnership's net assets were $9 million, an increase of $673,000 from $8.4 million at December 31, 1993. This increase resulted from the $734,000 net unrealized gain from the Partnership's portfolio investments offset by the $61,000 net investment loss for the quarter.

At March 31, 1993, the Partnership's net assets were $9.7 million, a decrease of $284,000 from $10 million at December 31, 1992. This decrease resulted from the $239,000 net unrealized loss from the Partnership's portfolio investments and the $45,000 net investment loss for the quarter.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1994 and December 31, 1993 was $872 and $807, respectively.


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.   Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

On January 18, 1994, the Partnership purchased an 8% promissory note from Data Critical Corp. for $100,000. This investment is in addition to the 75,000 shares of preferred stock previously owned by the Partnership.

On January 18, 1994, the Partnership purchased an 8% demand note from Great Outdoors Publishing, Inc. for $30,000. This investment is in addition to the 275,000 shares of preferred stock and 8% demand note previously owned by the Partnership.

On February 28, 1994, the Partnership purchased a 10% demand note from Americo Publishing, Inc. for $200,000. Americo, located in Tulsa, Oklahoma, is a publisher of outdoor recreational magazines.

On March 16 and March 31, 1994, the Partnership purchased 9% debentures from Excel Energy Technologies, Ltd. totaling $100,000. This investment is in addition to the 17,336 shares of common stock and 9% debenture previously owned by the Partnership.

Item 6.   Exhibits and Reports on Form 8-K.

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

______________________________

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

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP


By:    MLOK Co., Limited Partnership
       its Managing General Partner


By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/     Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


By:    /s/     Joseph W. Sullivan
       Joseph W. Sullivan
       Treasurer
       (Principal Financial and Accounting Officer)



Date:  May 13, 1994

                                 Exhibit Index


Exhibits                                                         Page

(3) (a)   Amended and Restated Certificate of Limited
          Partnership of the Partnership dated as of November
          29, 1988.*

(3) (b)   Amended and Restated Agreement of Limited
          Partnership of the Partnership dated as of November
          29, 1988.*

(3) (c)   Amended and Restated Agreement of Limited
          Partnership of the Partnership dated as of August
          14, 1989.**

(10) Management Agreement dated as of November 29, 1988 between the Partnership and the Management
          Company.*

(28) (a)  Prospectus of the Partnership dated December 1,
          1988 filed with the Securities and Exchange
          Commission pursuant to Rule 497(b) under the Securities Act of 1933, as supplemented by a supplement dated April 25, 1989 filed pursuant to Rule 497(d) under the Securities Act of 1933.***

______________________________

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