Form 10-Q
period 1994-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1994-08-12
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1994

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


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of June 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of June 30, 1994 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1994 (Unaudited)

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

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                June 30, 1994     December 31,
                                                (Unaudited)            1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $6,424,352 at June 30, 1994 and
   $6,063,931 at December 31, 1993)          $ 11,003,210       $ 6,563,579
 Short-term investments, at amortized cost        747,462           997,743
Cash and cash equivalents                         426,613           880,833
Accrued interest and other receivables             62,309            34,781
Deferred organizational costs, net of accumulated
 amortization of $46,526 at June 30, 1994
 and $41,754 at December 31, 1993 - Note 2          1,192             5,964

TOTAL ASSETS                                 $ 12,240,786       $ 8,482,900

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                             $     61,319      $     60,264
Due to Management Company - Note 4                 53,654            46,704
Due to Independent General Partners - Note 6       12,000            15,000
 Total liabilities                                126,973           121,968

Partners' Capital:
Managing General Partner                           75,350            78,613
Individual General Partners                         2,912             3,038
Limited Partners (10,248 Units)                 7,456,693         7,779,633
Unallocated net unrealized appreciation
 of investments - Note 2                        4,578,858           499,648
 Total partners' capital                       12,113,813         8,360,932

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ 12,240,786       $ 8,482,900

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
JUNE 30, 1994


                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

Americo Publishing, Inc.
10% Demand Promissory Note                   Feb. 1994 $ 200,000   $ 200,000

BACE Manufacturing, Inc.*
1,078 shares of Preferred Stock              Feb. 1992   539,000     898,000

C.R. Anthony Company(C)
275,317 shares of Common Stock               Oct. 1992   600,191     600,191

CytoDiagnostics, Inc.*(B)
497,054 shares of Preferred Stock            May 1991    921,305   2,137,332
Warrant to purchase 12,539 shares of Common Stock
 at $4.30 per share, expiring 10/18/98                         0           0

Data Critical Corp.*(B)
75,000 shares of Preferred Stock             April 1993  150,000     150,000
8% Promissory Note due 9/30/94                           100,000     100,000
10% Demand Note                                           75,000      75,000
Warrant to purchase 17,500 shares of Common Stock
 at $5 per share, expiring 6/1/99                              0           0

Diagnetics, Inc.*(B)
100,000 shares of Preferred Stock            April 1991  500,000     500,000
10,006 shares of Common Stock                             13,028      13,028
Warrant to purchase 25,000 shares of Common Stock
 at $5 per share, expiring 4/11/95                         1,000       1,000
Warrant to purchase 393,000 shares of Common Stock
 at $0.01 per share, expiring 12/31/96                     1,000       1,000
Convertible Subordinated Promissory Note
 due 9/30/94, Prime + 1.75%                              200,000     200,000

Eckerd Corporation*(A)
15,491 shares of Common Stock                July 1992   142,992     234,398

Enerpro International, Inc.
35,000 shares of Preferred Stock             Aug. 1993   350,000     350,000

Envirogen, Inc.(A)(D)
150,000 shares of Common Stock               Sept. 1991  525,000     489,375
90,000 Warrants to purchase 45,000 shares of Common Stock
 at $5.20 per share, expiring 10/13/98                         0      28,125

Excel Energy Technologies, Ltd.(B)(E)
16,304 shares of Preferred Stock             Oct. 1993   500,000     500,000
17,336 shares of Common Stock                              2,500       2,500

Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock            Aug. 1992   275,000      75,000
8% Demand Promissory Notes                                50,000      50,000

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - CONTINUED
JUNE 30, 1994


                                             Initial
                                             Investment                 Fair
Company / Position                           Date           Cost       Value

Independent Gas Company Holdings, Inc.*
400 shares of Preferred Stock                June 1993$  400,000  $  400,000
3,336 shares of Common Stock                               3,336       3,336

QuanTem Laboratories, Inc.*(B)
42,589 shares of Preferred Stock             Jan. 1990    75,000      20,000
5,000 shares of Common Stock                                   0           0

Silverado Foods, Inc.*(B)(F)
267,144 shares of Preferred Stock            June 1992   500,000   3,350,450
9% Senior Note due 5/4/96                                180,000     180,000
9% Convertible Subordinated Note due 5/4/96               20,000     236,250
9% Promissory Note due 8/25/94                           100,000     100,000
Warrant to purchase 10,000 shares of Common Stock
 at $7 per share, expiring 1/19/98                             0     108,225
Warrant to purchase 12,121 shares of Common Stock
 at $8.25 per share, expiring 6/2/99                           0           0

TOTALS                                               $ 6,424,352$ 11,003,210


(A)  Public company

(B)  Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During June 1994, the Partnership's warrants to purchase 48,045 shares of common stock of C.R. Anthony Company expired, resulting in a realized loss of $2,175.

(D) During the quarter, the Partnership sold 10,000 Envirogen common stock warrants for $6,000, realizing a gain of $6,000.

(E) During the quarter, the Partnership converted demand notes totaling $500,000 due from Excel Energy Technologies, Ltd. into 16,304 shares of preferred stock of the company.

(F) Subsequent to the end of the quarter, on August 5, 1994, Silverado Foods, Inc. completed its initial public offering. In connection with the offering, the Partnership converted its preferred shares into common shares of the company and the company effected a 2.25-for-1 split of its outstanding stock. As a result, the Partnership exchanged its 267,144 preferred shares for 638,181 common shares and converted its $20,000 subordinated note into 45,000 common shares of the company. The $180,000 9% senior note and the $100,000 9% promissory note were repaid with interest.

* These companies may be deemed affiliated persons of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)



                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,

                                 1994         1993        1994        1993

INVESTMENT INCOME AND EXPENSES

 Income:
 Interest from short-term
    investments                $  9,326     $25,308     $20,044      $58,345
 Interest and other income from
    portfolio investments        30,250      33,539      65,079       66,040
 Totals                          39,576      58,847      85,123      124,385

 Expenses:
 Management fee - Note 4         50,000      53,776     100,000      107,552
 Professional fees                9,181      15,212      41,000       45,392
 Independent General Partners' fees
    - Note 6                     12,000       8,464      24,467       20,913
 Mailing and printing             3,640       2,792      11,632       12,778
 Amortization of deferred organizational
    costs - Note 2                2,386       2,386       4,772        4,772
 Custodial fees                   1,285       1,362       2,900        2,651
 Miscellaneous                      920         918       1,170          918
 Totals                          79,412      84,910     185,941      194,976

NET INVESTMENT LOSS            (39,836)     (26,063)    (100,818)    (70,591)

Net realized loss from investments sold or
 written-off                   (79,511)           -     (225,511)          -

NET REALIZED LOSS FROM OPERATIONS
 (allocable to Partners) - Note 3   (119,347)   (26,063)   (326,329)  (70,591)

Net change in unrealized appreciation
 of investments                3,199,478    (387,480)   4,079,210    (626,542)

NET INCREASE (DECREASE) IN
 NET ASSETS RESULTING FROM
 OPERATIONS                    $3,080,131   $(413,543)  $3,752,881   $(697,133)


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,


                                                          1994          1993

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                 $ (100,818)  $  (70,591)
Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of deferred organizational costs             4,772        4,772
Increase in payables                                      5,005       10,234
Decrease in accrued interest on short-term investments      722        2,701
Increase in receivables and other assets               (21,531)     (14,765)
Cash used for operating activities                    (111,850)     (67,649)

CASH FLOWS PROVIDED FROM (USED FOR)
 INVESTING ACTIVITIES

Purchase of portfolio investments                     (608,596)  (1,431,497)
Proceeds from the sale of portfolio investments          16,667            -
Deposits released from escrow                                 -       70,295
Net return (purchase) of short-term investments         249,559    1,732,838
Cash provided from (used for) investing activities    (342,370)      371,636

Increase (decrease) in cash and cash equivalents      (454,220)      303,987
Cash and cash equivalents at beginning of period        880,833      524,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  426,613   $  828,418

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1994


                                                      Unallocated
                  Managing  Individual             Net Unrealized
                   General     General     Limited   Appreciation
                   Partner    Partners    Partners of Investments      Total

Balance at
beginning of
period            $ 78,613    $ 3,038  $ 7,779,633    $  499,648 $ 8,360,932

Allocation of
net investment
loss - Note 3      (1,008)       (39)     (99,771)             -   (100,818)

Allocation of net
realized loss
on investments
- - Note 3           (2,255)       (87)    (223,169)             -   (225,511)

Net change in
unrealized
appreciation of
investments              -          -            -     4,079,210   4,079,210

Balance at end
of period         $ 75,350    $ 2,912$ 7,456,693(A)  $ 4,578,858$ 12,113,813


(A)The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $1,170.


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

7.     Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1994, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended June 30, 1994, the Partnership invested $175,000 in two existing portfolio companies. From August 14, 1989 (commencement of operations) to June 30, 1994, the Partnership had invested $8.4 million in 17 portfolio companies. At June 30, 1994, approximately $800,000 of the original net proceeds of $9.2 million remained available for investment.

At June 30, 1994, the Partnership held $1.2 million in cash and short-term investments; $747,000 in short-term investments with maturities of less than one year and $427,000 in an interest-bearing cash account. Interest earned on such investments for the quarter ended June 30, 1994 was $9,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss. For the three and six months ended June 30, 1994, the Partnership had a net realized loss from operations of $119,000 and $326,000, respectively. For the three and six months ended June 30, 1993, the Partnership had a net realized loss from operations of $26,000 and $71,000, respectively.

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1994, the Partnership had a net realized loss of $80,000 and $226,000, respectively. During the three months ended June 30, 1994, the Partnership sold its investment in Sports Tactics International, Inc. in a private transaction for $17,000, realizing a loss of $83,000.
The Partnership had written-off $350,000 of its $450,000 original investment in Sports Tactics in prior periods. During June 1994, the Partnership sold 10,000 common stock warrants of Envirogen, Inc. in the public market for $6,000, realizing a gain of $6,000. Also during the quarter, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired resulting in a realized loss of $2,000. During the three months ended March 31, 1994, the Partnership realized a $146,000 loss from the write off of its remaining investment in Symex Corp.

There were no realized gains or losses during the six months ended June 30, 1993.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1994, the Partnership had a $3.8 million unrealized gain, primarily resulting from the upward revaluation of its investment in Silverado Foods, Inc. as a result of its initial public offering. Also during the six month period, $242,000 was transferred from unrealized loss to realized loss relating to the sale and write off of Sports Tactics and Symex, as discussed above. The $3.8 million unrealized gain and the $242,000 net transfer from unrealized loss to realized loss resulted in a $4.1 million increase in net unrealized appreciation for the six month period.

For the six months ended June 30, 1993, the Partnership had a $627,000 unrealized loss resulting from the downward revaluation of its investments in Envirogen and Sports Tactics for the six month period. As a result, net unrealized appreciation of the Partnership's portfolio investments decreased by $627,000 for the six month period.

Investment Income and Expenses - For the three months ended June 30, 1994 and 1993, the Partnership had a net investment loss of $40,000 and $26,000, respectively. For the six months ended June 30, 1994 and 1993, the Partnership had a net investment loss of $101,000 and $71,000, respectively. The increase in net investment loss for the 1994 periods compared to the 1993 periods primarily was a result of a decrease in interest earned from the Partnership's short-term investments for the 1994 period. Interest earned on short-term investments for the three months ended June 30, 1994 and 1993, was $9,000 and $25,000, respectively.
Interest earned on short-term investments for the six months ended June 30, 1994 and 1993, was $20,000 and $58,000, respectively. These decreases can be attributed to a decrease in the amount available for investment in short-term securities during the 1994 period. Investments in short-term securities in the future periods will decline as funds are used for operating expenses and follow-on investments in existing portfolio companies. At June 30, 1994 and 1993, the Partnership had $1.2 million and $3.1 million, respectively, invested in short-term securities.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended June 30, 1994 and 1993 was $50,000 and $54,000, respectively. The management fee for the six months ended June 30, 1994 and 1993 was $100,000 and $108,000, respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the six months ended June 30, 1994 and 1993, the Partnership had a net increase in net assets resulting from operations of $3.7 million and a net decrease in net assets resulting from operations of $697,000, respectively.

At June 30, 1994, the Partnership's net assets were $12.1 million, an increase of $3.7 million from $8.4 million at December 31, 1993. This increase resulted from the $4.1 million increase in net unrealized appreciation from the Partnership's portfolio investments offset by the $326,000 net realized loss from operations for the six month period.

At June 30, 1993, the Partnership's net assets were $9.3 million, a decrease of $697,000 from $10 million at December 31, 1992. This decrease resulted from the $627,000 decrease in net unrealized appreciation from the Partnership's portfolio investments and the $71,000 net realized loss from operations for the six month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1994 and December 31, 1993 was $1,170 and $807, respectively.

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

Item 5.   Other Information.

On May 20, 1994, the Partnership purchased a 10% demand note and a warrant to purchase 17,500 shares of common stock of Data Critical Corp. for $75,000. This investment is in addition to the 75,000 shares of preferred stock and $100,000 promissory note previously owned by the Partnership.

On May 26, 1994, the Partnership purchased a 9% promissory note and a warrant to purchase 12,121 shares of common stock of Silverado Foods, Inc. for $100,000. This investment is in addition to the 267,144 shares of preferred stock, notes totaling $200,000 and a warrant to purchase 10,000 shares of common stock previously owned by the Partnership.

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

*** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 filed with the Securities and Exchange Commission on May 15, 1989.

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



Date:  August 12, 1994

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

*** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 filed with the Securities and Exchange Commission on May 15, 1989.