Form 10-Q
period 1994-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1994-11-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1994

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
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)

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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of September 30, 1994 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1994 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                September 30, 1994            December 31,
                                                                                       (Unaudited)                   1993
ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $6,457,034 at
      September 30, 1994 and $6,063,931 at December 31, 1993)                        $    11,153,887            $     6,563,579
    Short-term investments, at amortized cost                                                748,918                    997,743
Cash and cash equivalents                                                                    386,998                    880,833
Accrued interest and other receivables                                                        35,694                     34,781
Deferred organizational costs, net of accumulated amortization
    of $41,754 - Note 2                                                                            -                      5,964
                                                                                                   -                      -----

TOTAL ASSETS                                                                         $    12,325,497            $     8,482,900
                                                                                     =    ==========            =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                     $        25,150            $        60,264
Due to Management Company - Note 4                                                            57,843                     46,704
Due to Independent General Partners - Note 6                                                  15,000                     15,000
                                                                                              ------                     ------
    Total liabilities                                                                         97,993                    121,968
                                                                                              ------                    -------

Partners' Capital:
Managing General Partner                                                                      75,307                     78,613
Individual General Partners                                                                    2,910                      3,038
Limited Partners (10,248 Units)                                                            7,452,434                  7,779,633
Unallocated net unrealized appreciation of investments - Note 2                            4,696,853                    499,648
                                                                                           ---------                    -------
    Total partners' capital                                                               12,227,504                  8,360,932
                                                                                          ----------                  ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    12,325,497            $     8,482,900
                                                                                     =    ==========            =     =========


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
10% Demand Promissory Notes                                             Feb. 1994            $     225,000      $       225,000
- ---------------------------                                             ---------            -     -------      -       -------
BACE Manufacturing, Inc.*
1,078 shares of Preferred Stock                                         Feb. 1992                  539,000            1,931,200
- -------------------------------                                         ---------                  -------            ---------
C.R. Anthony Company
275,317 shares of Common Stock                                          Oct. 1992                  600,191              600,191
- ------------------------------                                          ---------                  -------              -------
CytoDiagnostics, Inc.*(B)
497,054 shares of Preferred Stock                                       May 1991                   921,305            2,137,332
Warrant to purchase 12,539 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                0                    0
    -------------------------------------                                                                -                    -
Data Critical Corp.*(B)(C)
75,000 shares of Preferred Stock                                        April 1993                 150,000              150,000
8% Promissory Note due 4/6/95                                                                      350,000              350,000
Warrant to purchase 87,500 shares of Common Stock
    at $4 per share, expiring 10/6/97                                                                    0                    0
    ---------------------------------                                                                    -                    -
Diagnetics, Inc.*(B)(D)
314,807 shares of Preferred Stock                                       April 1991                 800,582              800,582
10,006 shares of Common Stock                                                                       13,028               13,028
- -----------------------------                                                                       ------               ------
Eckerd Corporation*(A)
15,491 shares of Common Stock                                           July 1992                  142,992              357,610
- -----------------------------                                           ---------                  -------              -------
Enerpro International, Inc.
35,000 shares of Preferred Stock                                        Aug. 1993                  350,000              350,000
- --------------------------------                                        ---------                  -------              -------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                          Sept. 1991                 525,000              350,700
90,000 Warrants to purchase 45,000 shares of Common
    Stock at $5.20 per share, expiring 10/13/98                                                          0               14,895
    -------------------------------------------                                                          -               ------
Excel Energy Technologies, Ltd.(B)
16,304 shares of Preferred Stock                                        Oct. 1993                  500,000              500,000
17,336 shares of Common Stock                                                                        2,500                2,500
- -----------------------------                                                                        -----                -----
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                       Aug. 1992                  275,000               75,000
8% Demand Promissory Notes                                                                          50,000               50,000
- --------------------------                                                                          ------               ------
Independent Gas Company Holdings, Inc.*
400 shares of Preferred Stock                                           June 1993                  400,000              400,000
3,336 shares of Common Stock                                                                         3,336                3,336
10% Promissory Note due 2/20/95                                                                     14,100               14,100
- -------------------------------                                                                     ------               ------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - CONTINUED
SEPTEMBER 30, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
- ------------------                                                          ----                  ----               ----------
QuanTem Laboratories, Inc.*(B)
42,589 shares of Preferred Stock                                        Jan. 1990            $      75,000      $        20,000
5,000 shares of Common Stock                                                                             0                    0
- ----------------------------                                                                             -                    -
Silverado Foods, Inc.* (A)(B)(E)
683,181 shares of Common Stock                                          June 1992                  520,000            2,728,454
Warrant to purchase 22,500 shares of Common Stock
    at $0.44 per share, expiring 1/19/98                                                                 0               79,959
Warrant to purchase 12,121 shares of Common Stock
    at $8.25 per share, expiring 6/2/99                                                                  0                    0
    -----------------------------------                                                                  -                    -

TOTALS                                                                                       $   6,457,034      $    11,153,887
                                                                                             =   =========      =    ==========


(A)      Public company

(B)      Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the quarter, the Partnership purchased promissory notes of Data Critical Corp. for $175,000. Additionally, in connection with a debt restructuring, the Partnership exchanged its 8% and 10% notes aggregating $350,000 in face value and its warrant to purchase 17,500 shares of common stock at $5 per share for a $350,000 8% promissory note and a warrant to purchase 87,500 shares of common stock at $4 per share.

(D) On July 1, 1994, the Partnership invested $50,000 in Diagnetics, Inc. for a convertible promissory note. On July 22, 1994, the Partnership converted its promissory notes aggregating $250,000 in face value and accrued interest of $12,812 into 189,073 preferred shares of Diagnetics. In addition, the Partnership exchanged its warrants and accrued dividends of $35,770 into 25,734 preferred shares of Diagnetics.

(E) On August 4, 1994, Silverado Foods, Inc. completed its initial public offering. In connection with the offering, the Partnership converted its preferred shares into common shares of the company and the company effected a 2.25-for-1 split of its outstanding stock. As a result, the Partnership exchanged its 267,144 preferred shares for 638,181 common shares and converted its $20,000 subordinated note into 45,000 common shares of the company. The $180,000 9% senior note and the $100,000 9% promissory note were repaid with interest.

* These companies may be deemed affiliated persons of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,

                                                                1994             1993              1994             1993
                                                                ----             ----              ----             ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                    $      9,295    $      20,886     $      29,339    $         79,231
    Interest and other income from portfolio
       investments                                                63,329           31,495           128,408              97,535
                                                                  ------           ------           -------              ------
    Totals                                                        72,624           52,381           157,747             176,766
                                                                  ------           ------           -------             -------

    Expenses:
    Management fee - Note 4                                       50,000           50,000           150,000             157,552
    Professional fees                                              4,455           15,204            45,455              60,596
    Independent General Partners' fees - Note 6                   15,359           14,013            39,826              34,926
    Mailing and printing                                           4,187            5,155            15,819              17,933
    Amortization of deferred organizational costs
       - Note 2                                                    1,192            2,386             5,964               7,158
    Custodial fees                                                 1,725            1,816             4,625               4,467
    Miscellaneous                                                     10                -             1,180                 918
                                                                      --                -             -----                 ---
    Totals                                                        76,928           88,574           262,869             283,550
                                                                  ------           ------           -------             -------

NET INVESTMENT LOSS                                               (4,304)         (36,193)         (105,122)           (106,784)

Net realized loss from investments sold or
    written-off                                                        -         (692,899)         (225,511)           (692,899)
                                                                       -         --------          --------            --------

NET REALIZED LOSS FROM OPERATIONS
    (allocable to Partners) - Note 3                              (4,304)        (729,092)         (330,633)           (799,683)

Net change in unrealized appreciation of
    investments                                                  117,995           83,333         4,197,205            (543,209)
                                                                 -------           ------         ---------            --------

NET INCREASE (DECREASE) IN
    NET ASSETS RESULTING FROM
    OPERATIONS                                              $    113,691    $    (645,759)    $   3,866,572    $     (1,342,892)
                                                            =    =======    =    ========     =   =========    =     ==========

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                                 1994                1993
                                                                                                 ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                          $    (105,122)     $      (106,784)
Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of deferred organizational costs                                                        5,964                7,158
Increase (decrease) in payables                                                                    (23,975)               6,442
(Increase) decrease in accrued interest on short-term investments                                     (670)               3,293
Increase in accrued interest and other receivables                                                    (913)             (14,620)
                                                                                                      ----              --------
Cash used for operating activities                                                                (124,716)            (104,511)
                                                                                                  --------             --------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
    ACTIVITIES

Purchase of portfolio investments                                                                 (921,278)          (1,816,497)
Proceeds from the sale of portfolio investments                                                     22,664                    -
Deposits released from escrow                                                                            -               70,295
Net return (purchase) of short-term investments                                                    249,495            1,983,516
Repayment of investment in notes                                                                   280,000                5,000
                                                                                                   -------                -----
Cash provided from (used for) investing activities                                                (369,119)             242,314
                                                                                                  --------              -------

Increase (decrease) in cash and cash equivalents                                                  (493,835)             137,803
Cash and cash equivalents at beginning of period                                                   880,833              524,431
                                                                                                   -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $     386,998      $       662,234
                                                                                             =     =======      =       =======


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                                             Unallocated
                                     Managing         Individual                        Net Unrealized
                                      General           General           Limited          Appreciation of
                                      Partner          Partners          Partners            Investments              Total

Balance at beginning
of period                            $   78,613       $   3,038       $    7,779,633      $       499,648      $      8,360,932

Allocation of net
investment loss - Note 3                 (1,051)            (41)            (104,030)                   -              (105,122)

Allocation of net realized
loss on investments - Note 3             (2,255)            (87)            (223,169)                   -              (225,511)

Net change in unrealized
appreciation of investments                   -               -                    -            4,197,205             4,197,205
                                              -               -                    -            ---------             ---------

Balance at end of period             $   75,307       $   2,910       $    7,452,434(A)   $     4,696,853      $     12,227,504
                                     =   ======       =   =====       =    =========      =     =========      =     ==========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $1,181.


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

2.            Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of its portfolio investments by applying consistent guidelines. The fair value of public securities is adjusted to the average closing public market price for the last five trading days of the quarter less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume. Private securities are carried at cost until significant developments affecting a portfolio investment provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is clearly no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents. Organizational Costs - Organizational costs of $47,718 were amortized over a sixty-month period which commenced August 14, 1989.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

6.            Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $16,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference.

7.            Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During  the quarter ended September 30, 1994, the Partnership invested
$313,000 in four existing portfolio companies. From August 14, 1989 (commencement of operations) to September 30, 1994, the Partnership had invested $8.7 million in 17 portfolio companies. At September 30, 1994, approximately $500,000 of the original net proceeds of $9.2 million remained available for investment.

At September 30, 1994, the Partnership held $1.1 million in cash and short-term investments; $749,000 in short-term investments with maturities of less than one year and $387,000 in an interest-bearing cash account. Interest earned on such investments for the three and nine months ended September 30, 1994 was $9,000 and $29,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership had a net realized loss from operations of $4,000 and $331,000, respectively. For the three and nine months ended September 30, 1993, the Partnership had a net realized loss from operations of $729,000 and $800,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - There were no realized gains or losses from portfolio investments sold or written-off for the three months ended September 30, 1994. For the nine months ended September 30 , 1994, the Partnership had a $226,000 net realized loss from portfolio investments sold or written-off. In June 1994, the Partnership sold its investment in Sports Tactics International, Inc. in a private transaction for $17,000, realizing a loss of $83,000. Also, during June 1994, the Partnership sold 10,000 common stock warrants of Envirogen, Inc. in the public market for $6,000, realizing a gain of $6,000. Additionally, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired in June 1994 resulting in a realized loss of $2,000. During the three months ended March 31, 1994, the Partnership realized a $146,000 loss from the write off of its remaining investment in Symex Corp.

For the three and nine months ended September 30, 1993, the Partnership realized a loss of $693,000 resulting from the write off of its remaining equity investment in Symex Corp. due to operating difficulties and a financial restructuring of the company.

Investment Income and Expenses - For the three months ended September 30, 1994 and 1993, the Partnership had a net investment loss of $4,000 and $36,000, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period primarily was a result of an increase in interest and other income earned from portfolio investments for the 1994 period partially offset by a decrease in interest earned from the Partnership's short-term investments for the 1994 period. For the three months ended September 30, 1994 and 1993, the Partnership earned $63,000 and $31,000 of interest and other income from its portfolio investments, respectively. The increase for the 1994 period compared to the 1993 period is a result of $36,000 of preferred stock dividends received from Diagnetics, Inc. during the 1994 period. Interest earned on short-term investments for the three months ended September 30, 1994 and 1993, was $9,000 and $21,000, respectively. This decrease can be attributed to a decrease in funds invested in short-term securities during the 1994 period. Investments in short-term securities in future periods will decline as funds are used for operating expenses and follow-on investments in existing portfolio companies. At September 30, 1994 and 1993, the Partnership had $1.1 million and $2.7 million, respectively, invested in short-term securities.

For the nine months ended September 30, 1994 and 1993, the Partnership had a net investment loss of $105,000 and $107,000, respectively. There was no significant change in net investment loss for the comparable periods. Investment income declined to $158,000 for the 1994 period from $177,000 for the 1993 period, primarily due to a $50,000 decrease in interest from short-term investments for the 1994 period, as discussed above. This decrease was partially offset by a $31,000 increase in interest and other income from portfolio investments, primarily relating to the Diagnetics dividend received in 1994, as discussed above. Operating expenses decreased $21,000 from $284,000 for the 1993 period to $263,000 for the 1994 period, primarily due to reduced professional fees for the 1994 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended September 30, 1994 and 1993 was $50,000 for both periods. The management fee for the nine months ended September 30, 1994 and 1993 was $150,000 and $158,000, respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1994, the Partnership had a $4 million net unrealized gain, primarily resulting from the upward revaluation of its investment in Silverado Foods, Inc. as a result of the company's initial public offering completed during the quarter. Additionally, during the nine month period, a net $242,000 was transferred from unrealized loss to realized loss primarily relating to the sale and write off of Sports Tactics and Symex, as discussed above. The $4 million unrealized gain and the $242,000 net transfer from unrealized loss to realized loss resulted in a $4.2 million increase in net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1993, the Partnership had an $896,000 unrealized loss, primarily resulting from the downward revaluation of certain portfolio investments. Additionally, during the nine month period, the Partnership transferred $353,000 from unrealized loss to realized loss relating to the write off of Symex, as discussed above. The $896,000 unrealized loss offset by the $353,000 transfer from unrealized loss to realized loss resulted in a $543,000 decrease in net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the nine months ended September 30, 1994, the Partnership had a net increase in net assets resulting from operations of $3.9 million. For the nine months ended September 30, 1993, the Partnership had a net decrease in net assets resulting from operations of $1.3 million.

At September 30, 1994, the Partnership's net assets were $12.2 million, an increase of $3.9 million from $8.4 million at December 31, 1993. This increase resulted from the $4.2 million increase in net unrealized appreciation of investments partially offset by the $331,000 net realized loss from operations for the nine month period.

At September 30, 1993, the Partnership's net assets were $8.6 million, a decrease of $1.3 million from $10 million at December 31, 1992. This decrease resulted from the $800,000 net realized loss from operations and the $543,000 decrease in net unrealized appreciation of investments for the nine month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1994 and December 31, 1993 was $1,181 and $807, respectively.

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

Item 5.       Other Information.

On July 1, 1994, the Partnership purchased a $50,000 convertible promissory note from Diagnetics, Inc. On July 22, 1994, the Partnership converted its promissory notes aggregating $250,000 in face value and accrued interest of $12,812 into 189,073 preferred shares of Diagnetics. In addition, the Partnership exchanged its warrants and accrued dividends of $35,770 into 25,734 preferred shares of the company.

On September 1, 1994, the Partnership purchased a 10% promissory note of Independent Gas Company Holdings, Inc. for $14,100. This investment is in addition to the 400 shares of preferred stock and 3,336 shares of common stock previously owned by the Partnership.

On September 30, 1994, the Partnership purchased a 10% demand note from Americo Publishing, Inc. for $25,000. This investment is in addition to the $200,000 demand note previously owned by the Partnership.

During the quarter, the Partnership purchased promissory notes of Data Critical Corp. for $175,000. Additionally, in connection with a debt restructuring, the Partnership exchanged its 8% and 10% notes aggregating $350,000 in face value and its warrant to purchase 17,500 shares of common stock at $5 per share for a $350,000 8% promissory note and a warrant to purchase 87,500 shares of common stock at $4 per share.

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

- ------------------------------

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



Date:         November 11, 1994

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

(3) (a) Amended and Restated Certificate of Limited Partnership of the Partnership dated as of November 29, 1988.*

(3) (b) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of November 29, 1988.*

(3) (c) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of August 14, 1989.**

(10) Management Agreement dated as of November 29, 1988 between the Partnership and the Management Company.*

(28) (a) Prospectus of the Partnership dated December 1, 1988 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, as supplemented by a supplement dated April 25, 1989 filed pursuant to Rule 497(d) under the Securities Act of 1933.***

- ------------------------------

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