Form 10-K
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1995-03-30
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 17, 1995, 10,248 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.





                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I, Part II and Part III hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1994, filed with the Securities and Exchange Commission on May 13, 1994, are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1994, filed with the Securities and Exchange Commission on August 12, 1994, are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1994, filed with the Securities and Exchange Commission on November 11, 1994, are incorporated by reference in Part I hereof.

                                     PART I


Item 1.       Business.

Formation

ML Oklahoma Venture Partners, Limited Partnership (the "Partnership" or the "Registrant") was organized under the Revised Uniform Limited Partnership Act of the State of Oklahoma on July 15, 1988. MLOK Co., Limited Partnership (the "Managing General Partner") and four individuals (the "Individual General Partners") are the general partners of the Partnership. The Managing General Partner is an Oklahoma limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S").

The Partnership operates as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation by making venture capital investments in new and developing companies which the Managing General Partner believes offer significant long-term growth potential. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

The Partnership was organized as a "qualified venture capital company" under Oklahoma law and, therefore, invested over 55% of its capitalization in companies which constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, in 1989, the Partnership's limited partners (the "Limited Partners") were entitled to a credit against their Oklahoma state income tax equal to 20% of the amount of their original investment in the Partnership. From its inception through December 31, 1994, the Partnership had invested $8.9 million in 18 portfolio investments of which approximately 63% represents investments in Oklahoma business ventures.

The Partnership publicly offered, through MLPF&S, 25,000 units of limited partnership interest at $1,000 per unit (the "Units"). The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-24547), which was declared effective on December 1, 1988. The Partnership completed its offering on August 14, 1989. A total of 10,248 Units were sold to the Limited Partners. Gross capital contributions to the Partnership total $10,355,556; $10,248,000 from the Limited Partners, $103,556 from the Managing General Partner and $4,000 from the Individual General Partners.

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

The Venture Capital Investments

During 1994, the Partnership purchased venture capital investments totaling $1.1 million: $225,000 in two new portfolio companies and $896,000 in seven existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1994, the Partnership had invested $8.9 million in 18 portfolio companies, representing 97% of the $9.2 million of net proceeds from the offering of Units. At December 31, 1994, the Partnership's investment portfolio consisted of 14 active investments with a cost basis of $6.6 million and a fair value of $10.5 million. From its inception to December 31, 1994, the Partnership had liquidated investments with an aggregate cost basis of $2.3 million. These liquidated investments returned $435,000 for a cumulative net realized loss of $1.9 million as of December 31, 1994.

The descriptions of the Partnership's initial investment in Americo Publishing, Inc. and the Partnership's follow-on investments in Excel Energy Technologies, Ltd., Great Outdoors Publishing, Inc. and Data Critical Corp. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1994 are incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Data Critical Corp. and Silverado Foods, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Americo Publishing, Inc., Diagnetics, Inc., Independent Gas Company Holdings, Inc. and Data Critical Corp. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1994 are incorporated herein by reference.

In January 1994, Symex Corp. ceased operations and transferred its intellectual property to its senior secured creditor. As a former junior secured creditor of Symex, the Partnership was entitled to purchase shares of ZymeTx, Inc., a company formed to advance the intellectual property previously owned by Symex. In August 1994, the Partnership purchased 21,052 common shares of ZymeTx at par value, or $211.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. There is no established public trading market for the Units as of March 17, 1995. The approximate number of holders of Units as of March 17, 1995 is 1,150. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Beginning with December 1994 client account statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Partnership's managing general partner may continue to provide its estimate of net asset value in quarterly reports to unit holders. Pursuant to the new guidelines, estimated values for limited partnership investments will be provided annually to MLPF&S by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services are not market values and unit holders may not be able to sell their units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, unit holders may not realize the amount shown on their account statements upon the liquidation of the Registrant over its remaining life.

The Partnership has not made any cash distributions to its Partners during the period from August 14, 1989 (commencement of operations) to December 31, 1994. In March 1995, the General Partners approved a cash distribution to the Limited Partners totaling $2 million, or $200 per Unit. The distribution will be paid in April 1995 to Limited Partners of record on March 31, 1995. The information under the heading "Distributions" contained in the section entitled "Partnership Distributions and Allocations" on pages 35 and 36 of the Prospectus is incorporated herein by reference.

Item 6.       Selected Financial Data.

($ in thousands, except for per Unit information)

                                                                           Years ended December 31,
                                                            1994          1993             1992           1991          1990
                                                            ----          ----             ----           ----          ----
Net investment income (loss)                              $   (143)     $     (159)     $    (110)      $     55      $     307

Realized loss on investments                                  (272)         (1,043)             -            (63)          (510)

Net change in unrealized appreciation
(depreciation) of investments                                3,424            (388)         1,167            (18)          (262)

Net assets                                                  11,370           8,361          9,950          8,893          8,918

Net unrealized appreciation (depreciation)
of investments                                               3,924             500            888           (280)          (262)

Cost of portfolio investments purchased                      1,121           2,543          2,400          1,654            477

Cumulative cost of portfolio investments                     8,905           7,784          5,241          2,841          1,187

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net investment income (loss)                              $    (14)        $   (15)       $   (11)        $    5        $    30

Realized loss on investments                                   (26)           (101)             -             (6)           (49)

Net unrealized appreciation (depreciation)
of investments                                                 379              48             86            (27)           (25)

Net asset value, including net unrealized
appreciation (depreciation) of investments                   1,098             807            961            859            861

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1994, the Partnership held $889,000 in cash and short-term investments: $598,000 in short-term investments with maturities of less than one year and $292,000 in an interest-bearing cash account. Interest earned on such investments for the years ended December 31, 1994, 1993 and 1992, was $40,000, $93,000 and $201,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1994, the Partnership purchased venture capital investments totaling $1.1 million: $225,000 in two new portfolio companies and $896,000 in seven existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1994, the Partnership had invested $8.9 million in 18 portfolio companies, representing 97% of the original net proceeds to the Partnership.

The Partnership will not purchase any new portfolio investments. Funds needed to cover the Partnership's future operating expenses and follow-on investments in existing companies is expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net realized loss from operations of $415,000, $1.2 million and $110,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1994, the Partnership had a $272,000 net realized loss from portfolio investments. In June 1994, the Partnership sold 10,000 common stock warrants of Envirogen, Inc. in the public market for $6,000, realizing a gain of $6,000. Additionally during June 1994, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired, resulting in a realized loss of $2,175. During 1994, Sports Tactics International, Inc. ceased operations. In connection with the liquidation of the company, the Partnership received payments totaling $19,000, resulting in a realized loss of $81,000. Also during 1994, Symex Corp. ceased operations resulting in the write-off of the Partnership's remaining $146,000 debt investment in the company. In December 1994, the Partnership sold its investment in QuanTem Laboratories, Inc. in a private transaction for $26,000, realizing a loss of $49,000.

For the year ended December 31, 1993, the Partnership had a $1 million realized loss from portfolio investments. During 1993, the Partnership wrote-off its $693,000 equity investment in Symex Corp. and wrote-off $350,000 of its $450,000 equity investment in Sports Tactics International, Inc. due to business and financial difficulties at these companies.

The Partnership had no realized gains or losses from portfolio investments for the year ended December 31, 1992.

Investment Income and Expenses - For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net investment loss of $143,000, $159,000 and $110,000, respectively. The $16,000 decrease in net investment loss for 1994 compared to 1993 primarily was the result of a $39,000 decline in operating expenses for 1994, primarily professional fees, partially offset by a $24,000 decline in investment income for 1994. Professional fees declined $25,000 for 1994, from $78,000 in 1993 to $53,000 in 1994, due to a reduction in the Partnership's legal expenses for 1994. Investment income declined $24,000 for 1994 compared to 1993. Interest earned on short-term investments for 1994 declined $53,000, from $93,000 in 1993 to $40,000 in 1994. This decrease was offset by a $29,000 increase in interest and other income from portfolio investments for 1994, from $126,000 in 1993 to $155,000 in 1994. The decrease in interest earned from short-term investments primarily was a result of a decline in the amount available for investments in such securities during the 1994 period. The increase in interest and other income from portfolio investments for 1994 primarily was the result of an increase in the amount invested in interest bearing debt securities of portfolio investments during 1994 compared to 1993.

The $49,000 increase in net investment loss for 1993 compared to 1992 primarily was a result of a $67,000 decline in investment income for 1993 partially offset by a $19,000 decline in operating expenses for 1993. The $67,000 decline in investment income was comprised of a $108,000 decrease in interest earned from short-term investments for 1993 partially offset by a $41,000 increase in interest and other income from portfolio investments for 1993. The decrease in short-term investment income for 1993 was due to a decline in short-term interest rates and a decline in funds invested in such securities for 1993 compared to 1992. The increase in portfolio income for 1993 was due to an increase in dividends received from Diagnetics, Inc. during 1993 and an increase in the amount invested in interest bearing debt securities of other portfolio investments during 1993 compared to 1992.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the years ended December 31, 1994, 1993 and 1992, was $200,000, $204,000 and $215,000,
respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1994, the Partnership had a $3.1 million net unrealized gain primarily resulting from the upward revaluation of its investments in Silverado Foods, Inc., resulting from the company's initial public offering completed in August 1994, and BACE Manufacturing, Inc. Additionally during 1994, a net $297,000 was transferred from unrealized loss to realized loss relating to portfolio investments sold and written-off during 1994, as discussed above. The $3.1 million unrealized gain and the $297,000 transfer from unrealized loss to realized loss resulted in a $3.4 million increase to net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a net unrealized loss of $928,000 resulting from the net downward revaluation of certain portfolio investments. Additionally during 1993, the Partnership transferred $540,000 from unrealized loss to realized loss relating to portfolio investments written-off in 1993, as discussed above. The $928,000 unrealized loss less the $540,000 transfer from unrealized loss to realized loss resulted in a $388,000 decrease to net unrealized appreciation of investments for 1993.

For the year ended December 31, 1992, the Partnership had a $1.2 million net unrealized gain resulting from the net upward revaluation of certain portfolio investments.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

At December 31, 1994, the Partnership's net assets were $11.4 million, up $3 million from $8.4 million at December 31, 1993. The increase in net assets from operations was comprised of the $3.4 million increase to net unrealized appreciation of investments partially offset by the $415,000 net realized loss from operations for 1994.

At December 31, 1993, the Partnership's net assets were $8.4 million, down $1.6 million from $10 million at December 31, 1992. The decrease in net assets from operations resulted from the $1.2 million net realized loss from operations and the $388,000 decrease to net unrealized appreciation of investments for 1993.

At December 31, 1992, the Partnership's net assets were $10 million, up $1.1 million from $8.9 million at December 31, 1991. The increase in net assets from operations resulted from the $1.2 million net unrealized gain from portfolio investments partially offset by the $110,000 net realized loss from operations for 1992.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1994, 1993 and 1992 was $1,098, $807 and $961, respectively.

Item 8.       Financial Statements and Supplementary Data.

               ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
                                     INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Oklahoma Venture Partners, Limited Partnership:

We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1994 and 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1994 and 1993 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994 and 1993, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $10,296,209 and $6,563,579 at December 31, 1994 and 1993, respectively, representing 91% and 79% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
March 7, 1995, except for Note 8, as to which the date is March 16, 1995

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31,


                                                                                                1994                 1993
                                                                                                ----                 ----
ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $6,582,245 at
       December 31, 1994 and $6,063,931 at December 31, 1993)                             $     10,506,209      $     6,563,579
    Short-term investments, at amortized cost - Note 7                                             597,738              997,743
Cash and cash equivalents                                                                          291,508              880,833
Accrued interest and other receivables                                                              76,706               34,781
Deferred  organizational  costs,  net of accumulated  amortization of $47,718 at
    December 31, 1994 and $41,754 at December 31, 1993
    - Note 2                                                                                             -                5,964
                                                                                                         -                -----

TOTAL ASSETS                                                                              $     11,472,161      $     8,482,900
                                                                                          =     ==========      =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                          $         26,710      $        60,264
Due to Management Company - Note 4                                                                  62,032               46,704
Due to Independent General Partners - Note 6                                                        13,000               15,000
                                                                                                    ------               ------
    Total liabilities                                                                              101,742              121,968
                                                                                                   -------              -------

Partners' Capital:
Managing General Partner                                                                            74,464               78,613
Individual General Partners                                                                          2,878                3,038
Limited Partners (10,248 Units)                                                                  7,369,113            7,779,633
Unallocated net unrealized appreciation of investments - Note 2                                  3,923,964              499,648
                                                                                                 ---------              -------
    Total partners' capital                                                                     11,370,419            8,360,932
                                                                                                ----------            ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     11,472,161      $     8,482,900
                                                                                          =     ==========      =     =========

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
10% Demand Promissory Notes                                              Feb. 1994          $      225,000     $        225,000
---------------------------                                              ---------          -      -------     -        -------
BACE Manufacturing, Inc.*(C)
1,078 shares of Preferred Stock                                          Feb. 1992                 539,000            1,931,200
-------------------------------                                          ---------                 -------            ---------
C.R. Anthony Company(D)
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
------------------------------                                           ---------                 -------              -------
Data Critical Corp.*(B)(E)
75,000 shares of Preferred Stock                                         April 1993                150,000              150,000
8% Promissory Note due 4/6/95                                                                      350,000              350,000
Warrant to purchase 87,500 shares of Common Stock
    at $4 per share, expiring 10/6/97                                                                    0                    0
    ---------------------------------                                                                    -                    -
Diagnetics, Inc.*(B)(F)
314,807 shares of Preferred Stock                                        April 1991                800,582              800,582
10,006 shares of Common Stock                                                                       13,028               13,028
-----------------------------                                                                       ------               ------
Eckerd Corporation*(A)
15,491 shares of Common Stock                                            July 1992                 142,992              406,755
-----------------------------                                            ---------                 -------              -------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
--------------------------------                                         ---------                 -------              -------
Envirogen, Inc.(A)(G)
150,000 shares of Common Stock                                           Sept. 1991                525,000              210,000
90,000 Warrants to purchase 45,000 shares of Common
    Stock at $5.20 per share, expiring 10/13/98                                                          0               12,645
    -------------------------------------------                                                          -               ------
Excel Energy Technologies, Ltd.*(B)(H)
16,304 shares of Preferred Stock                                         Oct. 1993                 500,000              500,000
17,336 shares of Common Stock                                                                        2,500                2,500
9% Debenture due 12/8/95                                                                           150,000              150,000
------------------------                                                                           -------              -------
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                        Aug. 1992                 275,000               75,000
8% Demand Promissory Notes                                                                          50,000               50,000
--------------------------                                                                          ------               ------
Independent Gas Company Holdings, Inc.*
450 shares of Preferred Stock                                            June 1993                 450,000              450,000
4,786 shares of Common Stock                                                                         3,336                3,336
10% Promissory Note due 2/20/95                                                                     14,100               14,100
-------------------------------                                                                     ------               ------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Silverado Foods, Inc.*(A)(B)(I)
683,181 shares of Common Stock                                           June 1992          $      520,000     $      2,017,775
Warrant to purchase 22,500 shares of Common Stock
    at $0.44 per share, expiring 1/19/98                                                                 0               56,554
Warrant to purchase 12,121 shares of Common Stock
    at $8.25 per share, expiring 6/2/99                                                                  0                    0
    -----------------------------------                                                                  -                    -
UroCor, Inc.*(B)(J)
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,137,332
Warrant to purchase 12,539 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                0                    0
    -------------------------------------                                                                -                    -
ZymeTx, Inc.(K)
21,052 shares of Common Stock                                            July 1994                     211                  211
-----------------------------                                            ---------                     ---                  ---

TOTALS(L)                                                                                   $    6,582,245     $     10,506,209
                                                                                            =    =========     =     ==========

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) In February 1995, the Partnership sold its investment in BACE Manufacturing, Inc. for $2.2 million of which approximately $300,000 will be held in escrow. The release of the escrow is contingent upon certain future events.

(D) During June 1994, the Partnership's warrants to purchase 48,045 shares of common stock of C.R. Anthony Company expired, resulting in a realized loss of $2,175.

(E) During 1994, the Partnership purchased 8% and 10% promissory notes of Data Critical Corp. totaling $350,000 and a warrant to purchase 17,500 shares of Data Critical common stock at $5 per share. Subsequently, in connection with the restructuring of the company's outstanding debt, the Partnership exchanged such notes and warrant for a $350,000 8% promissory note and a warrant to purchase 87,500 shares of common stock at $4 per share.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994


(F) On July 22, 1994, the Partnership converted its Diagnetics, Inc. promissory notes aggregating $250,000 in face value, including a $50,000 note purchased in July 1994, and accrued interest of $12,812 into 189,073 preferred shares of the company. In addition, the Partnership exchanged its warrants to purchase 418,000 preferred shares of Diagnetics and accrued preferred stock dividends totaling $35,770 into 25,734 preferred shares of Diagnetics.

(G) In June 1994, the Partnership sold 10,000 Envirogen, Inc. common stock warrants for $6,000, realizing a gain of $6,000.

(H) In April 1994, the Partnership converted its demand notes of Excel Energy Technologies, Ltd. totaling $500,000, including $100,000 of notes purchased in March 1994, into 16,304 shares of preferred stock of the company.

(I) On August 5, 1994, Silverado Foods, Inc. completed its initial public offering. In connection with the offering, the Partnership converted its preferred shares into common shares of the company and the company effected a 2.25-for-1 split of its outstanding stock. As a result, the Partnership exchanged its 267,144 preferred shares for 638,181 common shares of the company. The Partnership also exchanged its $20,000 subordinated note for 45,000 common shares of the company. Additionally, the $180,000 9% note and a $100,000 9% promissory note purchased by the Partnership during 1994, were repaid with interest.

(J) During 1994, CytoDiagnostics, Inc. changed its name to UroCor, Inc. In March 1994, the Partnership converted its $100,000 note due from UroCor and $3,596 of accrued interest into 24,092 shares of preferred stock of the company.

(K) In January 1994, Symex Corp. ceased operations and transferred its intellectual property to its senior secured creditor. As a former junior secured creditor of Symex, the Partnership was entitled to purchase shares of ZymeTx, Inc., a company formed to advance the intellectual property previously owned by Symex. In August 1994, the Partnership purchased 21,052 common shares of ZymeTx at par value, or $211.

(L)  In  December  1994,  the   Partnership   sold  its  investment  in  QuanTem
     Laboratories, Inc. for $26,000, realizing a loss of $49,000.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

                                                                         Initial Investment
Company / Position                                                              Date              Cost               Fair Value
BACE Manufacturing, Inc.*
1,078 shares of Preferred Stock                                            Feb. 1992         $      539,000    $        898,000
-------------------------------                                            ---------         -      -------    -        -------
C.R. Anthony Company
275,317 shares of Common Stock                                             Oct. 1992                600,191             600,191
Warrants to purchase 48,045 shares of Common Stock
    at $3.75 per share, expiring 6/3/94                                                               2,175               2,175
    -----------------------------------                                                               -----               -----
CytoDiagnostics, Inc.*(B)
449,915 shares of Preferred Stock                                          May 1991                 817,709           1,279,805
8% Convertible Subordinated Note due 10/18/94                                                       100,000             100,000
---------------------------------------------                                                       -------             -------
Data Critical Corp.*(B)
75,000 shares of Preferred Stock                                           April 1993               150,000             150,000
--------------------------------                                           ----------               -------             -------
Diagnetics, Inc.*(B)
100,000 shares of Preferred Stock                                          April 1991               500,000             500,000
10,006 shares of Common Stock                                                                        13,028              13,028
Warrant to purchase 25,000 shares of Common Stock
    at $5 per share, expiring 4/11/95                                                                 1,000               1,000
Warrant to purchase 393,000 shares of Common Stock
    at $0.01 per share, expiring 12/31/96                                                             1,000               1,000
Convertible Subordinated Promissory Note
    due 6/30/94, Prime + 1.75%                                                                      200,000             200,000
    --------------------------                                                                      -------             -------
Eckerd Corporation*(A)
15,491 shares of Common Stock                                              July 1992                142,992             248,166
-----------------------------                                              ---------                -------             -------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                           Aug. 1993                350,000             350,000
--------------------------------                                           ---------                -------             -------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                             Sept. 1991               525,000             385,313
100,000 Warrants to purchase 50,000 shares of Common
    Stock at $5.20 per share, expiring 10/13/98                                                           0              14,063
    -------------------------------------------                                                           -              ------
Excel Energy Technologies, Ltd.*(B)
9% Debenture due 10/14/94                                                  Oct. 1993                400,000             400,000
17,336 shares of Common Stock                                                                         2,500               2,500
-----------------------------                                                                         -----               -----
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                          Aug. 1992                275,000             275,000
8% Promissory Note due 6/30/94                                                                       20,000              20,000
------------------------------                                                                       ------              ------
Independent Gas Company Holdings, Inc.*
400 shares of Preferred Stock                                              June 1993                400,000             400,000
3,336 shares of Common Stock                                                                          3,336               3,336
----------------------------                                                                          -----               -----

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1993

                                                                         Initial Investment
Company / Position                                                              Date              Cost               Fair Value
QuanTem Laboratories, Inc.*(B)
42,589 shares of Preferred Stock                                           Jan. 1990         $       75,000    $         20,000
--------------------------------                                           ---------         -       ------    -         ------
Silverado Foods, Inc.*(B)
267,144 shares of Preferred Stock                                          June 1992                500,000             500,000
9% Senior Note                                                                                      180,000             180,000
9% Convertible Subordinated Note                                                                     20,000              20,000
Warrant to purchase 10,000 shares of Common Stock
    at $7 per share, expiring 1/19/98                                                                     0                   0
    ---------------------------------                                                                     -                   -
Sports Tactics International, Inc.*
10,000 shares of Preferred Stock                                           Mar. 1992                100,000                   1
--------------------------------                                           ---------                -------                   -
Symex Corp.*(B)
10% Promissory Notes                                                       Oct. 1989                146,000                   1
--------------------                                                       ---------                -------                   -

TOTALS                                                                                       $    6,063,931    $      6,563,579
                                                                                             =    =========    =      =========


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

* Company may be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                               1994               1993               1992
                                                                               ----               ----               ----

INVESTMENT INCOME AND EXPENSES

    Income:

    Interest from short-term investments                                  $       40,371     $        93,067    $       201,368
    Interest and other income from portfolio investments                          75,684              48,648             47,623
    Dividend income                                                               78,890              76,968             37,233
                                                                                  ------              ------             ------
    Total investment income                                                      194,945             218,683            286,224
                                                                                 -------             -------            -------

    Expenses:

    Management fee - Note 4                                                      200,000             204,256            215,104
    Professional fees                                                             52,799              78,123             71,406
    Independent General Partners' fees - Note 6                                   52,826              57,230             55,364
    Mailing and printing                                                          18,566              21,311             17,602
    Amortization of deferred organizational costs - Note 2                         5,964               9,544              9,544
    Custodial fees                                                                 6,664               5,967              5,704
    Miscellaneous                                                                  1,180                 918              3,693
    Interest expense - Note 4                                                          -                   -             17,804
                                                                                       -                   -             ------
    Total expenses                                                               337,999             377,349            396,221
                                                                                 -------             -------            -------

NET INVESTMENT LOSS                                                             (143,054)           (158,666)          (109,997)

Net realized loss from investments                                              (271,775)         (1,042,899)                 -
                                                                                --------          ----------                  -

NET REALIZED LOSS FROM OPERATIONS
    (allocable to Partners) - Note 3                                            (414,829)         (1,201,565)          (109,997)

Net change in unrealized appreciation or depreciation
    of investments                                                             3,424,316            (387,994)         1,167,277
                                                                               ---------            --------          ---------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                             $    3,009,487     $    (1,589,559)   $     1,057,280
                                                                          =    =========     =    ==========    =     =========


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                   1994              1993             1992
                                                                                   ----              ----             ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                           $     (143,054)   $    (158,666)    $    (109,997)
Adjustments to reconcile net investment loss to cash
    used for operating activities:

Amortization of deferred organizational costs                                          5,964            9,544             9,544
Increase (decrease) in payables                                                      (20,226)           9,237            20,063
Decrease in accrued interest on short-term investments                                    18            4,796            31,612
(Increase) decrease in receivables and other assets                                  (15,638)         (20,671)            1,651
                                                                                     -------          -------             -----
Cash used for operating activities                                                  (172,936)        (155,760)          (47,127)
                                                                                    --------         --------           -------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Purchase of portfolio investments                                                 (1,121,489)      (2,542,497)       (2,399,994)
Proceeds from the sale of portfolio investments                                       25,113                -                 -
Net deposits released from escrow                                                          -           70,295           469,960
Net return (purchase) of short-term investments                                      399,987        2,979,364           962,964
Proceeds from the redemption of notes                                                280,000            5,000                 -
                                                                                     -------            -----                 -
Cash provided from (used for) investing activities                                  (416,389)         512,162          (967,070)
                                                                                    --------          -------          --------

Increase (decrease) in cash and cash equivalents                                    (589,325)         356,402        (1,014,197)
Cash and cash equivalents at beginning of period                                     880,833          524,431         1,538,628
                                                                                     -------          -------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      291,508    $     880,833     $     524,431
                                                                              =      =======    =     =======     =     =======


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December  31, 1992, 1993 and 1994


                                                                                              Unallocated
                                                                                          Net Unrealized
                                         Managing        Individual                          Appreciation
                                          General          General           Limited        (Depreciation)
                                          Partner         Partners          Partners        of Investments           Total
Balance at December 31, 1991             $  91,729        $ 3,544        $  9,077,573        $   (279,635)      $    8,893,211

Net investment loss - Note 3                (1,100)           (42)           (108,855)                  -             (109,997)

Net change in unrealized apprecia-
tion or depreciation of investments              -              -                   -           1,167,277            1,167,277
                                                 -              -                   -           ---------            ---------

Balance at December 31, 1992                90,629          3,502           8,968,718(A)          887,642            9,950,491

Net investment loss - Note 3                (1,587)           (61)           (157,018)                  -             (158,666)

Net realized loss from investments
- Note 3                                   (10,429)          (403)         (1,032,067)                  -           (1,042,899)

Net change in unrealized apprecia-
tion or depreciation of investments              -              -                   -            (387,994)            (387,994)
                                                 -              -                   -            --------             --------

Balance at December 31, 1993                78,613          3,038           7,779,633(A)          499,648            8,360,932

Net investment loss - Note 3                (1,431)           (55)           (141,568)                  -             (143,054)

Net realized loss from investments
- Note 3                                    (2,718)          (105)           (268,952)                  -             (271,775)

Net change in unrealized apprecia-
tion or depreciation of investments              -              -                   -           3,424,316            3,424,316
                                                 -              -                   -           ---------            ---------

Balance at December 31, 1994             $  74,464        $ 2,878        $  7,369,113(A)     $  3,923,964       $   11,370,419
                                         =  ======        = =====        =  =========        =  =========       =   ==========

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation or depreciation of investments, was $961, $807 and $1,098 at December 31, 1992, 1993 and 1994, respectively.

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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership will terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

2.       Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of its portfolio investments by applying consistent guidelines. The fair value of public securities is adjusted to the average closing public market price for the last five trading days of the quarter less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume. Private securities are carried at cost until significant developments affecting a portfolio investment provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $3.9 million at December 31, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


Additionally, from inception to December 31, 1994, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

On May 29, 1992, the SEC issued an exemptive order permitting the Partnership to acquire 11,916 shares of class A common stock of EDS Holdings Inc. from an affiliate of the Management Company subject to certain conditions, including review and approval by the Independent General Partners. On July 22, 1992, the Partnership purchased these shares for $160,796, representing original cost of $142,992 plus interest expense of $17,804.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


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

7.     Short-Term Investments

At December 31, 1994 and 1993, the Partnership had investments in short-term securities as detailed below.

                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value

Investments in Commercial Paper at December 31, 1994:

First Brands Commercial Inc.                    5.90%         1/23/95      $    596,853        $    597,738     $       600,000
                                                                           -    -------        -    -------     -       -------


Investments in Commercial Paper at December 31, 1993:

Iowa Student Loan Liquidity
   Corporation                                  3.25%         1/25/94      $    996,840        $    997,743     $     1,000,000
                                                                           -    -------        -    -------     -     ---------


8.     Subsequent events

In March 1995, the General Partners approved a cash distribution to the Limited Partners totaling $2 million, or $200 per Unit. The distribution will be paid in April 1995 to Limited Partners of record on March 31, 1995.

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

Individual General Partners

William C. Liedtke, III (1)
P.O. Box 54369
Oklahoma City, OK 73154
Age 43
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 17, 1995 (3)
Energy consultant since 1991; Assistant to the Governor of the State of Oklahoma from 1989 to 1991; an independent natural gas marketing consultant since 1984; an oil and gas marketing manager for Trigg Drilling Company, Inc.; a member of the State Bar of Texas; a trustee of the Casady School.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 67
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 17, 1995 (3)
Since1988 Director and Chief  Financial  Officer of Techlaw,  Inc.; from 1983 to
     1990, Executive Vice President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control Inc.

George A. Singer (1)
2222 E. 25th Place
Tulsa, OK  74114
Age 47
Individual General Partner since 1995
0 Units of the Partnership beneficially owned at March 17, 1995 (3)
Since1978 General Partner of Singer Bros. and several  related family  entities;
     Executive  Vice  President,   Pedestal  Oil  Company,   Inc.;  Director  of
     Manchester Pipeline Corporation; a member of the Independent Petroleum Association of America.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 49
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 17, 1995 (3)
Since1992  President  of  New  Century   Management   Inc.,  a  venture  capital
     management and advisory firm; since 1991, a self-employed business consultant; from 1990 to 1991, venture investment advisor with Vector Securities International Inc., an investment banking firm specializing in health care companies; from 1984 to 1990, President of Merrill Lynch R&D Management Inc.; from 1982 to 1983 and from 1988 to 1990, Vice President of Merrill Lynch Venture Capital Inc.

(1)  Member of Audit Committee.

(2) Interested person, as defined in the Investment Company Act, of the Partnership.

(3) Each Individual General Partner has contributed $1,000 to the capital of the Partnership. Mr. Shewmaker is a limited partner of the Managing General Partner of the Partnership. The Managing General Partner contributed $103,556 to the capital of the Partnership. George A. Singer succeeded to the interest of a prior Independent General Partner who contributed $1,000 to the capital of the Partnership.

The Managing General Partner

MLOK Co., Limited Partnership (the "Managing General Partner") is a limited partnership organized on July 15, 1988 under the laws of the State of Oklahoma. The Managing General Partner maintains its legal address at Meridian Tower, 5100 East Skelly Drive, Suite 1060, Tulsa, OK 74135. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations on August 14, 1989. The Managing General Partner is engaged in no other activities at the date hereof. The Managing General Partner has contributed $103,556 to the capital of the Partnership, equal to 1% of the aggregate capital contributions of all Partners of the Partnership.

The general partner of the Managing General Partner is Merrill Lynch Venture Capital Inc. (the "Management Company") and the limited partners of the Managing General Partner include Joe D. Tippens and C. James Bode, independent contractors to the Management Company. Information concerning the Management Company is set forth below.

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

Kevin K. Albert, Age 42, Director, President
Officer or Director since 1990
Managing Director of Merrill Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger, Age 41, Director and Executive Vice President
Officer or Director since 1990
Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Steven N. Baumgarten, Age 39, Vice President Officer or Director since 1993 Vice President of MLPF&S since 1986.

Robert W. Seitz, Age 48, Director, Vice President
Officer or Director since 1993
FirstVice  President  of  Merrill  Lynch & Co.  Corporate  Strategy,  Credit and
     Research and a Managing Director within the Corporate Credit Division of Merrill Lynch since 1987.

Joseph W. Sullivan, Age 37, Treasurer
Officer or Director since 1993
Vice President of MLIBK since 1994;  Controller in the Partnership  Analysis and
     Management Department of MLIBK from 1990 to 1993; Assistant Vice President of Standard & Poors Corporation from 1988 to 1990.

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

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $16,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. The Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the years ended December 31, 1994, 1993 and 1992, totaled $52,826, $57,230 and $55,364, respectively.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net realized loss from operations of $414,829, $1,201,565 and $109,997, respectively. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $4,149, $12,016 and $1,100 of such losses. Since the inception of the Partnership, there have been no cash distributions paid to Partners. In March 1995, the General Partners approved a cash distribution to the Limited Partners totaling $2 million, or $200 per Unit. The distribution will be paid in April 1995 to Limited Partners of record on March 31, 1995.

Management Fee - The Management Agreement provides that as compensation for its services to the Partnership, the Management Company will receive a fee at the annual rate of 2.5% of the amount of the partners' gross capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly on the basis of the amount of the partners' capital contributions at the end of the preceding calendar quarter. For the years ended December 31, 1994, 1993 and 1992, the management fee was $200,000, $204,256 and $215,104, respectively.

Limitation on Operating Expenses - The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference. As of March 17, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Steven N. Baumgarten, a Vice President of the Management Company and MLPF&S, joined Merrill Lynch in 1986. Messrs. Albert, Aufenanger and Baumgarten are involved with certain other entities affiliated with Merrill Lynch or its affiliates. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Joseph W. Sullivan, a Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1990. From 1988 to 1990, Mr.
Sullivan  was an Assistant  Vice  President  with  Standard & Poor's Debt Rating
Group.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.      Financial Statements

                      Independent Auditors' Report

                      Balance Sheets as of December 31, 1994 and 1993

                      Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

                      Statements of Operations for the years ended December 31, 1994, 1993 and 1992

                      Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                      Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

                      Notes to Financial Statements

             2.   (a) Exhibits

                      (3)   (a)  Amended  and  Restated  Certificate  of  Limited  Partnership  of the  Partnership  dated  as of
                                 November 29, 1988.*

                            (b)  Amended and Restated  Agreement of Limited  Partnership of the Partnership  dated as of November
                                 29, 1988.*

                            (c)  Amended and Restated  Agreement of Limited  Partnership  of the  Partnership  dated as of August
                                 14, 1989.**

                      (10)       Management  Agreement  dated as of November 29, 1988 between the  Partnership and the Management
                                 Company.*

                      (13)  (a)  Page 13 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

                      (13)  (b)  Page 13 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

                      (13)  (c)  Page 14 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

                      (27)       Financial Data Schedule.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1995.


       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/     Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 1995.


By:    MLOK Co., Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/     Kevin K. Albert                                    By:    /s/     Richard P. Miller
       -----------------------                                           -------------------------
       Kevin K. Albert                                                   Richard P. Miller
       President                                                         General Partner
       (Principal Executive Officer)                                     ML Oklahoma Venture Partners, Limited Partnership


By:    /s/     Joseph W. Sullivan                                 By:
       Joseph W. Sullivan                                                George A. Singer
       Treasurer                                                         General Partner
       (Principal Financial and Accounting Officer)                      ML Oklahoma Venture Partners, Limited Partnership


By:    /s/     William C. Liedtke, III                            By:    /s/     Bruce W. Shewmaker
       William C. Liedtke, III                                           Bruce W. Shewmaker
       General Partner                                                   General Partner
       ML Oklahoma Venture Partners, Limited Partnership                 ML Oklahoma Venture Partners, Limited Partnership