Form 10-Q
period 1995-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1995-05-12
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of March 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                       March 31, 1995         December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $6,143,245 at
      March 31, 1995 and $6,582,245 at December 31, 1994)                             $     8,925,310          $     10,506,209
    Short-term investments, at amortized cost                                               1,995,667                   597,738
Cash and cash equivalents                                                                     688,514                   291,508
Accrued interest and other receivables                                                         29,072                    76,706
Receivable from securities sold (net of reserve for
    contingent payments                                                                       208,835                         -
                                                                                              -------                         -

TOTAL ASSETS                                                                          $    11,847,398          $     11,472,161
                                                                                      =    ==========          =     ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                    $     2,049,600
Accounts payable                                                                               28,104          $         26,710
Due to Management Company - Note 4                                                             50,000                    62,032
Due to Independent General Partners - Note 6                                                   21,000                    13,000
                                                                                               ------                    ------
    Total liabilities                                                                       2,148,704                   101,742
                                                                                            ---------                   -------

Partners' Capital:
Managing General Partner                                                                       89,662                    74,464
Individual General Partners                                                                     3,465                     2,878
Limited Partners (10,248 Units)                                                             6,823,502                 7,369,113
Unallocated net unrealized appreciation of investments - Note 2                             2,782,065                 3,923,964
                                                                                            ---------                 ---------
    Total partners' capital                                                                 9,698,694                11,370,419
                                                                                            ---------                ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    11,847,398          $     11,472,161
                                                                                      =    ==========          =     ==========


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
10% Demand Promissory Notes                                              Feb. 1994          $      225,000      $       225,000
- ---------------------------                                              ---------          -      -------      -       -------
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
- ------------------------------                                           ---------                 -------              -------
Data Critical Corp.*(B)(C)
1,312,500 shares of Preferred Stock                                      April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
    at $.40 per share, expiring 10/6/97                                                                  0              350,000
    -----------------------------------                                                                  -              -------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                800,582              800,582
10,006 shares of Common Stock                                                                       13,028               13,028
- -----------------------------                                                                       ------               ------
Eckerd Corporation*(A)
15,491 shares of Common Stock                                            July 1992                 142,992              358,152
- -----------------------------                                            ---------                 -------              -------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
- --------------------------------                                         ---------                 -------              -------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                           Sept. 1991                525,000              264,450
90,000 Warrants to purchase 45,000 shares of Common
    Stock at $5.20 per share, expiring 10/13/98                                                          0                9,855
    -------------------------------------------                                                          -                -----
Excel Energy Technologies, Ltd.*(B)
16,304 shares of Preferred Stock                                         Oct. 1993                 500,000              339,375
17,336 shares of Common Stock                                                                        2,500                    0
9% Debenture due 12/8/95                                                                           150,000              150,000
- ------------------------                                                                           -------              -------
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                        Aug. 1992                 275,000                    0
8% Demand Promissory Notes                                                                          50,000                    0
- --------------------------                                                                          ------                    -
Independent Gas Company Holdings, Inc.*
450 shares of Preferred Stock                                            June 1993                 450,000              450,000
4,786 shares of Common Stock                                                                         3,336                3,336
10% Promissory Note due 2/20/95                                                                     14,100               14,100
- -------------------------------                                                                     ------               ------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Silverado Foods, Inc.*(A)(B)
683,181 shares of Common Stock                                           June 1992          $      520,000      $     1,761,582
Warrant to purchase 22,500 shares of Common Stock
    at $0.44 per share, expiring 1/19/98                                                                 0               48,116
Warrant to purchase 12,121 shares of Common Stock
    at $8.25 per share, expiring 6/2/99                                                                  0                    0
    -----------------------------------                                                                  -                    -
UroCor, Inc.*(B)
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,137,332
Warrant to purchase 12,539 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                0                    0
    -------------------------------------                                                                -                    -
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
- -----------------------------                                            ---------                     ---                  ---

TOTALS(D)                                                                                   $    6,143,245      $     8,925,310
                                                                                            =    =========      =     =========


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the quarter, Data Critical Corp. effected a 10-for-1 split of its outstanding stock. As a result, the Partnership exchanged its 75,000 shares of preferred stock and warrant to purchase 87,500 shares of common stock at $4.00 per share for 750,000 shares of preferred stock and a warrant to purchase 875,000 shares of common stock at $.40 per share. Additionally, in February 1995, the Partnership exchanged $350,000 of Data Critical Corp. promissory notes and $100,000 for 562,500 preferred shares of the company.

(D) In February 1995, the Partnership sold its investment in BACE Manufacturing, Inc. for $2,208,087, of which $278,447 is being held in escrow, the release of which is contingent upon certain future events. The Partnership recorded a reserve of $69,612 relating to such contingencies.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                   1995               1994
                                                                                                   ----               ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                                                       $      18,879       $     10,718
    Interest and other income from portfolio investments                                              10,546             34,829
                                                                                                      ------             ------
    Totals                                                                                            29,425             45,547
                                                                                                      ------             ------

    Expenses:
    Management fee - Note 4                                                                           50,000             50,000
    Professional fees                                                                                 25,456             31,819
    Independent General Partners' fees - Note 6                                                       23,339             12,467
    Mailing and printing                                                                               8,231              7,992
    Amortization of deferred organizational costs - Note 2                                                 -              2,386
    Custodial fees                                                                                     1,850              1,615
    Miscellaneous                                                                                        250                250
                                                                                                         ---                ---
    Totals                                                                                           109,126            106,529
                                                                                                     -------            -------

NET INVESTMENT LOSS                                                                                  (79,701)           (60,982)

Net realized gain (loss) from portfolio investments                                                1,599,475           (146,000)
                                                                                                   ---------           --------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
    (allocable to Partners) - Note 3                                                               1,519,774           (206,982)

Net change in unrealized appreciation of investments                                              (1,141,899)           879,732
                                                                                                  ----------            -------

NET INCREASE IN NET ASSETS RESULTING FROM
    OPERATIONS                                                                                 $     377,875       $    672,750
                                                                                               =     =======       =    =======


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                   1995               1994
                                                                                                   ----               ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                            $     (79,701)      $    (60,982)
Adjustments to reconcile net investment loss to cash
    used for operating activities:

Amortization of deferred organizational costs                                                              -              2,386
Increase (decrease) in payables                                                                       (2,638)            24,233
(Increase) decrease in accrued interest on short-term investments                                     (8,782)               219
(Increase) decrease in receivables and other assets                                                   21,347            (20,153)
                                                                                                      ------            -------
Cash used for operating activities                                                                   (69,774)           (54,297)
                                                                                                     -------            -------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Purchase of portfolio investments                                                                   (100,000)          (433,596)
Net return (purchase) of short-term investments                                                   (1,389,147)           248,893
Proceeds from the sale of portfolio investments                                                    1,955,927                  -
                                                                                                   ---------                  -
Cash provided from (used for) investing activities                                                   466,780           (184,703)
                                                                                                     -------           --------

Increase (decrease) in cash and cash equivalents                                                     397,006           (239,000)
Cash and cash equivalents at beginning of period                                                     291,508            880,833
                                                                                                     -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     688,514       $    641,833
                                                                                               =     =======       =    =======


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31,



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total
Balance at beginning of period          $   74,464        $  2,878      $   7,369,113       $   3,923,964      $    11,370,419

Accrued cash distribution, paid
April 17, 1995 - Note 7                          -               -         (2,049,600)                  -           (2,049,600)

Net investment loss - Note 3                  (797)            (31)           (78,873)                  -              (79,701)

Net realized gain from portfolio
investments - Note 3                        15,995             618          1,582,862                   -            1,599,475

Net change in unrealized
appreciation of investments                      -               -                  -          (1,141,899)          (1,141,899)
                                                 -               -                  -          ----------           ----------

Balance at end of period                $   89,662        $  3,465      $   6,823,502(A)    $   2,782,065      $     9,698,694
                                        =   ======        =  =====      =   =========       =   =========      =     =========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $934. Additionally, the Partnership's first cash distribution to Limited Partners of $200 per unit was paid on April 17, 1995.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2.8 million at March 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

Additionally, from inception to March 31, 1995, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

7.       Cash Distribution

On March 16, 1995, the General Partners approved a cash distribution to the Limited Partners totaling $2,049,600, or $200 per Unit. The distribution was paid on April 17, 1995 to Limited Partners of record on March 31, 1995.

8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1995, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended March 31, 1995, the Partnership received net cash proceeds of $2 million from the sale of certain portfolio investments; $1,929,640 from the sale of BACE Manufacturing Inc. and $26,287 from the 1994 sale of QuanTem Laboratories, Inc. As a result, on March 16, 1995, the General Partners approved a cash distribution to Limited Partners totaling $2,049,600, or $200 per $1,000 Unit. The distribution was paid on April 17, 1995 to Limited Partners of record on March 31, 1995.

During the three months ended March 31, 1995, the Partnership made a $100,000 follow-on investment in Data Critical Corp. From August 14, 1989 (commencement of operations) to March 31, 1995, the Partnership had invested $9 million in 18 portfolio companies, representing 98% of the original net proceeds to the Partnership. The Partnership does not intend to purchase investments in any new portfolio companies.

At March 31, 1995, the Partnership held $2.7 million of cash and short-term investments; $2 million in short-term investments with maturities of less than one year and $689,000 in an interest-bearing cash account. Interest earned on such investments for the three months ended March 31, 1995 was $19,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. As discussed above, $2 million of the $2.7 million of cash and short-term investments was distributed to the Limited Partners in April 1995.

Funds needed to cover the Partnership's operating expenses and any future follow-on investments in existing companies will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1995 and 1994, the Partnership had a net realized gain from operations of $1.5 million and a net realized loss from operations of $207,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1995, the Partnership had a $1.6 million net realized gain from portfolio investments. In February 1995, the Partnership sold its investment in BACE Manufacturing, Inc. in a private transaction for $2,208,087, of which $278,447 is being held in escrow. The Partnership recorded a $69,612 reserve for contingencies on the escrow funds, which resulted in the recognition of a $1,599,475 realized gain from this transaction for the period.

During the three months ended March 31, 1994, the Partnership had a $146,000 net realized loss relating to the write-off of its remaining investment in Symex Corp.

Investment Income and Expenses - For the three months ended March 31, 1995 and 1994, the Partnership had a net investment loss of $80,000 and $61,000, respectively. The increase in net investment loss for the 1995 period compared to the 1994 period primarily is due to a decrease in interest and other income earned from portfolio investments which totaled $11,000 and $35,000 for the three months ended March 31, 1995 and 1994, respectively. This decrease is due to a reduction in amounts invested in interest bearing debt securities of portfolio companies during the 1995 period compared to the 1994 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended March 31, 1995 and 1994 was $50,000 for each period. The management fee will remain fixed at $50,000 per quarter until the termination of the Partnership. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations for the period resulted from interest and other investment income and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1995, the Partnership had a $250,000 net unrealized gain from its portfolio investments primarily resulting from the upward revaluation of its investment in Data Critical Corp. Additionally for the three month period, $1.4 million was transferred from unrealized gain to realized gain due to the sale of BACE Manufacturing, as discussed above. The $1.4 million transfer from unrealized gain to realized gain partially offset by the $250,000 net unrealized gain resulted in a $1.1 million decrease to net unrealized appreciation of investments for the three month period.

For the three  months  ended  March 31,  1994,  the  Partnership  had a $734,000 unrealized gain primarily resulting from the upward revaluation of its investment in UroCor, Inc. (formerly CytoDiagnostics, Inc.). Additionally for the three month period, the Partnership transferred $146,000 from unrealized loss to realized loss relating to the write-off of Symex, as discussed above. The $734,000 net unrealized gain and the $146,000 transfer from unrealized loss to realized loss resulted in a $880,000 increase to net unrealized appreciation of investments for the three month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation of portfolio investments.

For the three months ended March 31, 1995, the Partnership had a $378,000 increase in net assets resulting from operations comprised of the $1.5 million net realized gain from operations offset by the $1.1 million decrease in unrealized appreciation of investments for the period. At March 31, 1995, the Partnership's net assets were $9.7 million, down $1.7 million from $11.4 million at December 31, 1994. This decrease was a result of the $2,049,600 accrued cash distribution paid to Limited Partners in April 1995 partially offset by the $378,000 increase in net assets resulting from operations for the three month period.

At March 31, 1994, the Partnership's net assets were $9 million, an increase of $673,000 from $8.4 million at December 31, 1993. This increase resulted from the $880,000 increase in net unrealized appreciation of investments offset by the $207,000 net realized loss from operations for the three month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1995 and December 31, 1994 was $934 and $1,098,
respectively.

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

Item 5.       Other Information.

During the quarter, Data Critical Corp. effected a 10-for-1 split of its outstanding stock. As a result, the Partnership exchanged its 75,000 shares of preferred stock and warrant to purchase 87,500 shares of common stock at $4.00 per share for 750,000 shares of preferred stock and a warrant to purchase
875,000 shares of common stock at $.40 per share. Additionally, in February 1995, the Partnership exchanged $350,000 of Data Critical Corp. promissory notes and $100,000 for 562,500 preferred shares of the company.

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



Date:         May 11, 1995