Form 10-Q
period 1995-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1995-08-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of June 30, 1995 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                                                        June 30, 1995          December 31,
                                                                                            (Unaudited)               1994
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $6,182,245 at June 30, 1995
     and $6,582,245 at December 31, 1994)                                                $      9,387,287      $     10,506,209
   Short-term investments, at amortized cost                                                            -               597,738
Cash and cash equivalents                                                                         494,637               291,508
Accrued interest and other receivables                                                             38,828                76,706
Receivable from securities sold (net of $69,612 reserved for
   contingent payments)                                                                           208,835                     -
                                                                                                  -------                     -

TOTAL ASSETS                                                                             $     10,129,587      $     11,472,161
                                                                                         =     ==========      =     ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                         $         17,222      $         26,710
Due to Management Company - Note 4                                                                 54,478                62,032
Due to Independent General Partners - Note 6                                                       13,000                13,000
                                                                                                   ------                ------
   Total liabilities                                                                               84,700               101,742
                                                                                                   ------               -------

Partners' Capital:
Managing General Partner                                                                           88,894                74,464
Individual General Partners                                                                         3,436                 2,878
Limited Partners (10,248 Units)                                                                 6,747,515             7,369,113
Unallocated net unrealized appreciation of investments - Note 2                                 3,205,042             3,923,964
                                                                                                ---------             ---------
   Total partners' capital                                                                     10,044,887            11,370,419
                                                                                               ----------            ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $     10,129,587      $     11,472,161
                                                                                         =     ==========      =     ==========

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
------------------                                                          ----                  ----               ----------
Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000      $       112,500
8% Demand Promissory Note                                                                           30,000               15,000
9% Demand Promissory Note                                                                            9,000                4,500
-------------------------                                                                            -----                -----
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
------------------------------                                           ---------                 -------              -------
Data Critical Corp.*(B)
1,312,500 shares of Preferred Stock                                      April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
    at $.40 per share, expiring 10/6/97                                                                  0              350,000
    -----------------------------------                                                                  -              -------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                800,582              800,582
10,006 shares of Common Stock                                                                       13,028               13,028
-----------------------------                                                                       ------               ------
Eckerd Corporation*(A)(C)
15,491 shares of Common Stock                                            July 1992                 142,992              479,911
-----------------------------                                            ---------                 -------              -------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
--------------------------------                                         ---------                 -------              -------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                           Sept. 1991                525,000              303,750
90,000 Warrants to purchase 45,000 shares of Common
    Stock at $5.20 per share, expiring 10/13/98                                                          0               10,395
    -------------------------------------------                                                          -               ------
Excel Energy Technologies, Ltd.*(B)
16,304 shares of Preferred Stock                                         Oct. 1993                 500,000              339,375
17,336 shares of Common Stock                                                                        2,500                    0
9% Debenture due 12/8/95                                                                           150,000              150,000
------------------------                                                                           -------              -------
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                        Aug. 1992                 275,000                    0
8% Demand Promissory Notes                                                                          50,000                    0
--------------------------                                                                          ------                    -
Independent Gas Company Holdings, Inc.*
450 shares of Preferred Stock                                            June 1993                 450,000              450,000
4,786 shares of Common Stock                                                                         3,336                3,336
10% Promissory Note due 9/30/95                                                                     14,100               14,100
-------------------------------                                                                     ------               ------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Silverado Foods, Inc.*(A)(B)
683,181 shares of Common Stock                                           June 1992          $      520,000      $     1,908,637
Warrant to purchase 22,500 shares of Common Stock
    at $0.44 per share, expiring 1/19/98                                                                 0               52,959
Warrant to purchase 12,121 shares of Common Stock
    at $8.25 per share, expiring 6/2/99                                                                  0                    0
    -----------------------------------                                                                  -                    -
UroCor, Inc.*(B)
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,370,035
Warrant to purchase 12,539 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                0                8,777
    -------------------------------------                                                                -                -----
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
-----------------------------                                            ---------                     ---                  ---

TOTALS                                                                                      $    6,182,245      $     9,387,287
                                                                                            =    =========      =     =========


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) Subsequent to the end of the quarter, in July 1995, the Partnership sold its 15,491 common shares of Eckerd Corporation for $479,911, realizing a gain of $336,919.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,

                                                                     1995           1994              1995           1994
                                                                     ----           ----              ----           ----
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $     10,304    $        9,326   $     29,183   $        20,044
   Interest and other income from portfolio
     investments                                                      10,058            30,250         20,604            65,079
                                                                      ------            ------         ------            ------
   Totals                                                             20,362            39,576         49,787            85,123
                                                                      ------            ------         ------            ------

   Expenses:
   Management fee - Note 4                                            50,000            50,000        100,000           100,000
   Professional fees                                                  28,499             9,181         53,955            41,000
   Independent General Partners' fees - Note 6                        15,070            12,000         38,409            24,467
   Mailing and printing                                                1,974             3,640         10,205            11,632
   Amortization of deferred organizational costs
     - Note 2                                                              -             2,386              -             4,772
   Custodial fees                                                      1,603             1,285          3,453             2,900
   Miscellaneous                                                           -               920            250             1,170
                                                                           -               ---            ---             -----
   Totals                                                             97,146            79,412        206,272           185,941
                                                                      ------            ------        -------           -------

NET INVESTMENT LOSS                                                  (76,784)          (39,836)      (156,485)         (100,818)

Net realized gain (loss) from portfolio investments                        -           (79,511)     1,599,475          (225,511)
                                                                           -           -------      ---------          --------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners) - Note 3                       (76,784)         (119,347)     1,442,990          (326,329)

Net change in unrealized appreciation of
   investments                                                       422,977         3,199,478       (718,922)        4,079,210
                                                                     -------         ---------       --------         ---------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                              $    346,193    $    3,080,131   $    724,068   $     3,752,881
                                                                =    =======    =    =========   =    =======   =     =========


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                  1995                1994
                                                                                                  ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (156,485)      $    (100,818)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Amortization of deferred organizational costs                                                             -               4,772
Increase (decrease) in payables                                                                     (17,042)              5,005
Decrease in accrued interest on short-term investments                                                  885                 722
(Increase) decrease in receivables                                                                   11,591             (21,531)
                                                                                                     ------             -------
Cash used for operating activities                                                                 (161,051)           (111,850)
                                                                                                   ---------           --------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                            (139,000)           (608,596)
Proceeds from the sale of portfolio investments                                                   1,955,927              16,667
Net return of short-term investments                                                                596,853             249,559
                                                                                                    -------             -------
Cash provided from (used for) investing activities                                                2,413,780            (342,370)
                                                                                                  ---------            --------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distribution to Limited Partners                                                            (2,049,600)                  -
                                                                                                 ----------                   -

Increase (decrease) in cash and cash equivalents                                                    203,129            (454,220)
Cash and cash equivalents at beginning of period                                                    291,508             880,833
                                                                                                    -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     494,637       $     426,613
                                                                                              =     =======       =     =======


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1995


                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments            Total

Balance at beginning of period          $   74,464        $  2,878      $   7,369,113       $   3,923,964      $     11,370,419

Cash distribution, paid
April 17, 1995                                   -               -         (2,049,600)                  -            (2,049,600)

Net investment loss                         (1,565)            (60)          (154,860)                  -              (156,485)

Net realized gain from portfolio
investments                                 15,995             618          1,582,862                   -             1,599,475

Net change in unrealized
appreciation of investments                      -               -                  -            (718,922)             (718,922)
                                                 -               -                  -            --------              --------

Balance at end of period                $   88,894        $  3,436      $   6,747,515(A)    $   3,205,042      $     10,044,887
                                        =   ======        =  =====      =   =========       =   =========      =     ==========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $968. Additionally, cumulative cash distributions paid to Limited Partners total $200 per unit as of June 30, 1995.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $3.2 million at June 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

Additionally, from inception to June 30, 1995, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.       Cash Distribution

On April 17, 1995, the Partnership made a cash distribution totaling $2,049,600, or $200 per Unit, to Limited Partners of record on March 31, 1995.

8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended June 30, 1995, the Partnership made a $39,000 follow-on investment in Americo Publishing, Inc. From August 14, 1989 (commencement of operations) to June 30, 1995, the Partnership had invested $9 million in 18 portfolio companies, representing 98% of the original net proceeds to the Partnership. The Partnership does not intend to purchase investments in any new portfolio companies.

At June 30, 1995, the Partnership held $495,000 in an interest-bearing cash account. No other short-term investments were held at June 30, 1995. Interest earned on cash and short-term investments for the quarter ended June 30, 1995 was $10,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's operating expenses and any future follow-on investments in existing portfolio companies will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1995, the Partnership had a net realized loss from operations of $77,000 and a net realized gain from operations of $1.4 million, respectively. For the three and six months ended June 30, 1994, the Partnership had a net realized loss from operations of $119,000 and $326,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the quarter ended June 30, 1995, the Partnership had no realized gains or losses from its portfolio investments. For the six months ended June 30, 1995, the Partnership recognized a $1.6 million gain resulting from the sale of its investment in BACE Manufacturing, Inc. in a private transaction for proceeds of $2,208,087, of which $278,447 is being held in escrow. The Partnership recorded a $69,612 reserve for contingencies on the escrow funds.

For the three and six months  ended June 30,  1994,  the  Partnership  had a net realized loss from its portfolio investments of $80,000 and $226,000, respectively. During the three months ended June 30, 1994, the Partnership sold its investment in Sports Tactics International, Inc. in a private transaction for $17,000, realizing a loss of $83,000. The Partnership had written-off $350,000 of its $450,000 original investment in Sports Tactics in prior periods. During June 1994, the Partnership sold 10,000 common stock warrants of Envirogen, Inc. in the public market for $6,000, realizing a gain of $6,000. Also during the quarter, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired resulting in a realized loss of $2,000. Additionally, during the three months ended March 31, 1994, the Partnership realized a $146,000 loss from the write-off its remaining investment in Symex Corp.

Investment Income and Expenses - For the three months ended June 30, 1995 and 1994, the Partnership had a net investment loss of $77,000 and $40,000, respectively. For the six months ended June 30, 1995 and 1994, the Partnership had a net investment loss $156,000 and $101,000, respectively. The increase in net investment loss for the 1995 periods compared to the 1994 periods primarily is due to a decrease in interest and other income earned from portfolio investments which totaled $10,000 and $30,000 for the three months ended June 30, 1995 and 1994, respectively, and $21,000 and $65,000 for the six months ended June 30, 1995 and 1994, respectively. Such decreases were due to a reduction in amounts invested in income producing securities of portfolio companies during the 1995 periods compared to the same periods in 1994. Additionally, the Partnership's operating expenses increased $18,000 and $20,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. Such increases primarily resulted from an increase in legal fees incurred during the three months ended June 30, 1995.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of $200,000 annually. As a result, the management fee for the three months ended June 30, 1995 and 1994 was $50,000 for each period and the management fee for the six months ended June 30, 1995 and 1994 was $100,000 for each period. The management fee will remain fixed at $50,000 per quarter until the termination of the Partnership. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations for the period resulted from interest and other investment income and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1995, the Partnership had a net unrealized gain of $673,000 from its portfolio investments primarily resulting from the upward revaluation of its investments in Data Critical Corp., Eckerd Corporation, Envirogen, Inc. and UroCor, Inc. These upward revaluations were offset against downward revaluations of Americo Publishing, Inc., Great Outdoors Publishing, Inc., Silverado Foods, Inc. and Excel Energy Technologies, Ltd. Additionally for the six month period, $1.4 million was transferred from unrealized gain to realized gain due to the sale of BACE Manufacturing, as discussed above. The $1.4 million transfer from unrealized gain to realized gain partially offset by the $673,000 net unrealized gain resulted in a $719,000 decrease to net unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1994, the Partnership had a $3.8 million net unrealized gain primarily resulting from the upward revaluation of its investment in Silverado Foods, Inc. as a result of its initial public offering. Also during the six month period, $242,000 was transferred from unrealized loss to realized loss relating to the sale and write-off of Sports Tactics and Symex, as discussed above. The $3.8 million unrealized gain and the $242,000 net transfer from unrealized loss to realized loss resulted in a $4.1 million increase to net unrealized appreciation for the six month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation of portfolio investments.

For the six months ended June 30, 1995 and 1994, the Partnership had a net increase in net assets resulting from operations of $724,000 and $3.7 million, respectively. At June 30, 1995, the Partnership's net assets were $10.0 million, down $1.4 million from $11.4 million at December 31, 1994. This decrease resulted from the $2,049,600 cash distribution paid to Limited Partners in April 1995, which more than offset the $724,000 increase in net assets resulting from operations for the six month period.

At June 30, 1994, the Partnership's net assets were $12.1 million, an increase of $3.7 million from $8.4 million at December 31, 1993. This increase resulted from the $4.1 million increase in net unrealized appreciation from the Partnership's portfolio of investments offset by the $326,000 net realized loss from operations for the six month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1995 and December 31, 1994 was $968 and $1,098, respectively.

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

Item 5.       Other Information.

During the quarter, the Partnership made two follow-on investments in Americo Publishing, Inc. On May 5, 1995, the Partnership invested $30,000 in an 8% Demand Promissory Note and $9,000 on June 19, 1995 in a 9% Demand Promissory Note.

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



              ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP


By:           MLOK Co., Limited Partnership
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         August 11, 1995