Form 10-Q
period 1995-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1995-11-13
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

Or

[ ] Transition Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
================================================================================
             (Exact name of registrant as specified in its charter)


Oklahoma                                                              73-1329487
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                                                            74135
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (918) 663-2500

Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of September 30, 1995 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                                                    September 30, 1995         December 31,
                                                                                           (Unaudited)                1994
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $6,099,153 at
     September 30, 1995 and $6,582,245 at December 31, 1994)                             $      9,525,475      $     10,506,209
   Short-term investments, at amortized cost                                                      799,488               597,738
Cash and cash equivalents                                                                         277,767               291,508
Accrued interest and other receivables                                                             49,609                50,419
Receivable from securities sold                                                                    39,344                26,287
                                                                                         ----------------      ----------------

TOTAL ASSETS                                                                             $     10,691,683      $     11,472,161
                                                                                         ================      ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                       $        539,289
Accounts payable                                                                                   22,516      $         26,710
Due to Management Company - Note 4                                                                 58,956                62,032
Due to Independent General Partners - Note 6                                                       18,000                13,000
                                                                                         ----------------      ----------------
   Total liabilities                                                                              638,761               101,742
                                                                                         ----------------      ----------------

Partners' Capital:
Managing General Partner                                                                           66,265                74,464
Individual General Partners                                                                         2,562                 2,878
Limited Partners (10,248 Units)                                                                 6,557,773             7,369,113
Unallocated net unrealized appreciation of investments - Note 2                                 3,426,322             3,923,964
                                                                                         ----------------      ----------------
   Total partners' capital                                                                     10,052,922            11,370,419
                                                                                         ----------------      ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $     10,691,683      $     11,472,161
                                                                                         ================      ================

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000      $       112,500
8% Demand Promissory Note                                                                           30,000               15,000
9% Demand Promissory Notes                                                                          59,000               54,500
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
1,312,500 shares of Preferred Stock                                      April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                800,582              800,582
10,006 shares of Common Stock                                                                       13,028               13,028
-------------------------------------------------------------------------------------------------------------------------------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)(C)
150,000 shares of Common Stock                                           Sept. 1991                525,000              581,250
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
16,304 shares of Preferred Stock                                         Oct. 1993                 500,000              339,375
17,336 shares of Common Stock                                                                        2,500                    0
9% Debenture due 12/8/95                                                                           150,000              150,000
-------------------------------------------------------------------------------------------------------------------------------
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                        Aug. 1992                 275,000                    0
8% Demand Promissory Notes                                                                          50,000                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*(D)
450 shares of Preferred Stock                                            June 1993                 450,000              450,000
4,786 shares of Common Stock                                                                         3,336                3,336
10% Promissory Note due 11/2/95                                                                     14,100               14,100
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)(E)
705,681 shares of Common Stock                                           June 1992                 529,900            2,262,590
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
UroCor, Inc.*(B)
474,007 shares of Preferred Stock                                        May 1991           $      921,305      $     2,370,035
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0                8,777
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
-------------------------------------------------------------------------------------------------------------------------------

Totals(F)                                                                                   $    6,099,153      $     9,525,475
                                                                                            ===================================


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) In September 1995, the Partnership sold its 90,000 warrants to purchase common stock of Envirogen, Inc. for $39,344, realizing a gain of $39,344.

(D) During September 1995, the Partnership agreed to extend the maturity date of its promissory note due from Independent Gas Company Holdings, Inc. to November 2, 1995.

(E) In July 1995, the Partnership exercised its warrant to purchase 22,500 shares of Silverado Foods, Inc. common stock for $9,900, or $0.44 per share.

(F) In July 1995, the Partnership sold its 15,491 shares of Eckerd Corporation common stock for $479,911, realizing a gain of $336,919.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,

                                                                        1995          1994            1995           1994
                                                                   -------------  ------------  --------------  ---------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $      10,150  $      9,295  $       39,333  $        29,339
   Interest and other income from portfolio investments                   11,081        63,329          31,685          128,408
                                                                   -------------  ------------  --------------  ---------------
   Totals                                                                 21,231        72,624          71,018          157,747
                                                                   -------------  ------------  --------------  ---------------

   Expenses:
   Management fee - Note 4                                                50,000        50,000         150,000          150,000
   Professional fees                                                       4,958         4,455          58,913           45,455
   Independent General Partners' fees - Note 6                            18,503        15,359          56,912           39,826
   Mailing and printing                                                    3,431         4,187          13,636           15,819
   Amortization of deferred organizational costs
     - Note 2                                                                  -         1,192               -            5,964
   Custodial fees                                                          1,294         1,725           4,747            4,625
   Miscellaneous                                                             920            10           1,170            1,180
                                                                   -------------  ------------  --------------  ---------------
   Totals                                                                 79,106        76,928         285,378          262,869
                                                                   -------------  ------------  --------------  ---------------

NET INVESTMENT LOSS                                                      (57,875)       (4,304)       (214,360)        (105,122)

Net realized gain (loss) from portfolio investments                      383,919             -       1,983,394         (225,511)
                                                                   -------------  ------------  --------------  ---------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners) - Note 3                           326,044        (4,304)      1,769,034         (330,633)

Net change in unrealized appreciation of investments                     221,280       117,995        (497,642)       4,197,205
                                                                   -------------  ------------  --------------  ---------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                 $     547,324  $    113,691  $    1,271,392  $     3,866,572
                                                                   =============  ============  ==============  ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                   1995               1994
                                                                                              --------------      --------
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (214,360)     $    (105,122)
Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of deferred organizational costs                                                              -              5,964
Decrease in payables                                                                                  (2,270)           (23,975)
Increase in accrued interest on short-term investments                                                (2,187)              (670)
(Increase) decrease in receivables                                                                       810               (913)
                                                                                              --------------      -------------
Cash used for operating activities                                                                  (218,007)          (124,716)
                                                                                              --------------      -------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Cost of portfolio investments purchased                                                             (198,900)          (921,278)
Proceeds from the sale of portfolio investments                                                    2,652,329             22,664
Net return (purchase) of short-term investments                                                     (199,563)           249,495
Repayment of investment in notes                                                                           -            280,000
                                                                                              --------------      -------------
Cash provided from (used for) investing activities                                                 2,253,866           (369,119)
                                                                                              --------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Limited Partners                                                             (2,049,600)                 -
                                                                                              --------------      -------------

Decrease in cash and cash equivalents                                                                (13,741)          (493,835)
Cash and cash equivalents at beginning of period                                                     291,508            880,833
                                                                                              --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      277,767      $     386,998
                                                                                              ==============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1995


                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments            Total
Balance at beginning of period          $   74,464        $  2,878      $   7,369,113       $   3,923,964      $     11,370,419

Cash distribution, paid
April 17, 1995                                   -               -         (2,049,600)                  -            (2,049,600)

Accrued cash distribution,
paid October 19, 1995                      (25,889)         (1,000)          (512,400)                  -              (539,289)

Net investment loss                         (2,144)            (82)          (212,134)                  -              (214,360)

Net realized gain from portfolio
investments                                 19,834             766          1,962,794                   -             1,983,394

Net change in unrealized
appreciation of investments                      -               -                  -            (497,642)             (497,642)
                                        ----------        --------      -------------       -------------      ----------------

Balance at end of period                $   66,265        $  2,562      $   6,557,773(A)    $   3,426,322      $     10,052,922
                                        ==========        ========      =============       =============      ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, is $971. Additionally, cumulative cash distributions, paid or approved to be paid, to Limited Partners total $250 per unit as of September 30, 1995.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $3.4 million at September 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

Additionally, from inception to September 30, 1995, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.       Cash Distributions

In September 1995, the General Partners approved a cash distribution to Partners totaling $539,289; $512,400, or $50 per Unit, to the Limited Partners and $26,889 to the General Partners. The distribution was paid on October 19, 1995 to Limited Partners of record on September 30, 1995. Additionally, on April 17, 1995, the Partnership made a cash distribution totaling $2,049,600, or $200 per Unit, to Limited Partners of record on March 31, 1995. These distributions primarily represent proceeds received from the sale of the Partnership's investments in BACE Manufacturing Inc. and Eckerd Corporation. At September 30, 1995, cumulative cash distributions paid or approved to be paid, to Partners total $2,588,889; $2,562,000, or $250 per Unit, to the Limited Partners and $26,889 to the General Partners.

8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1995, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended September 30, 1995, the Partnership made follow-on investments of $50,000 in Americo Publishing, Inc. and $9,900 in Silverado Foods, Inc. From August 14, 1989 (commencement of operations) to September 30, 1995, the Partnership had invested $9.1 million in 18 portfolio companies, representing 99% of the original net proceeds to the Partnership. The Partnership does not intend to purchase investments in any new portfolio companies.

At September 30, 1995, the Partnership held $1.1 million in cash and cash equivalents comprised of $799,000 in short-term securities with maturities of less than one year and $278,000 in an interest-bearing cash account. Interest earned on cash and short-term investments for the three months ended September 30, 1995 was $10,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

On September 15, 1995, the General Partners approved a cash distribution to Partners totaling $539,289; $512,400, or $50 per Unit, to the Limited Partners and $26,889 to the General Partners. The distribution was paid on October 19, 1995 to Limited Partners of record on September 30, 1995.

Funds needed to cover the Partnership's operating expenses and any future follow-on investments in existing portfolio companies will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from operations of $326,000 and $1,769,000, respectively. For the three and nine months ended September 30, 1994, the Partnership had a net realized loss from operations of $4,000 and $331,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from portfolio investments of $384,000 and $1,983,000, respectively. During July 1995, the Partnership sold its 15,491 shares of Eckerd Corporation common stock for $480,000, realizing a gain of $337,000, and in September 1995, the Partnership sold its remaining 90,000 warrants to purchase common stock of Envirogen, Inc. for $39,000, realizing a gain of $39,000. In August 1995, the Partnership received a payment of $216,000 relating to its sale of Bace Manufacturing, Inc. in February 1995. This payment resulted in a realized gain of $8,000. The Partnership had recognized a $1.6 million gain from the sale of its investment in BACE Manufacturing in February 1995.

There were no realized gains or losses from portfolio investments for the three months ended September 30, 1994. For the nine months ended September 30, 1994, the Partnership had a $226,000 net realized loss from portfolio investments. In June 1994, the Partnership sold its investment in Sports Tactics International, Inc. in a private transaction for $17,000, realizing a loss of $83,000. Also during June 1994, the Partnership sold 10,000 common stock warrants of Envirogen, Inc. in the public market for $6,000, realizing a gain of $6,000. Additionally, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired in June 1994 resulting in a realized loss of $2,000. During the three months ended March 31, 1994, the Partnership realized a $146,000 loss from the write-off of its remaining investment in Symex Corp.

Investment Income and Expenses - For the three months ended September 30, 1995 and 1994, the Partnership had a net investment loss of $58,000 and $4,000, respectively. For the nine months ended September 30, 1995 and 1994, the Partnership had a net investment loss $214,000 and $105,000, respectively. The increase in net investment loss for the 1995 periods compared to the 1994 periods primarily was due to a decrease in interest and other income earned from portfolio investments which totaled $11,000 and $63,000 for the three months ended September 30, 1995 and 1994, respectively, and $32,000 and $128,000 for the nine months ended September 30, 1995 and 1994, respectively. Such decreases were due to a reduction in amounts invested in income producing securities of portfolio companies during the 1995 periods compared to the same periods in
1994. Additionally, for the nine months ended September 30, 1995, the Partnership's operating expenses increased $23,000 compared to the same period in 1994. Such increases primarily resulted from an increase in Independent General Partners' fees and legal expenses incurred during the nine month period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of $200,000 annually. As a result, the management fee for the three months ended September 30, 1995 and 1994 was $50,000 for each period and the management fee for the nine months ended September 30, 1995 and 1994 was $150,000 for each period. The management fee will remain fixed at $50,000 per quarter until the termination of the Partnership. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations for the period resulted from interest and other investment income and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1995, the Partnership had a net unrealized gain of $1.2 million from its portfolio investments primarily resulting from the upward revaluation of its investments in Data Critical Corp. and Envirogen, Inc. Additionally for the nine month period, $1.7 million was transferred from unrealized gain to realized gain due to the sale of BACE Manufacturing and Eckerd, as discussed above. The $1.7 million transfer from unrealized gain to realized gain partially offset by the $1.2 million net unrealized gain resulted in a $498,000 decrease to net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1994, the Partnership had a $4 million net unrealized gain primarily resulting from the upward revaluation of its investment in Silverado Foods, Inc. as a result of the company's August 1994 initial public offering. Additionally for the nine month period, $242,000 was transferred from unrealized loss to realized loss primarily relating to the sale and write-off of Sports Tactics and Symex, as discussed above. The $4 million unrealized gain and the $242,000 transfer from unrealized loss to realized loss resulted in a $4.2 million increase in net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation of portfolio investments.

At September 30, 1995, the Partnership's net assets were $10.1 million, down $1.3 million from $11.4 million at December 31, 1994. This decrease resulted from the $2,050,000 cash distribution paid to Limited Partners in April 1995 and the accrued cash distribution of $539,000 paid to Partners in October 1995, which more than offset the $1.3 million increase in net assets resulting from operations for the nine month period. The increase in net assets from operations for the nine month period ended September 30, 1995 resulted from the $1,769,000 net realized gain from operations offset by the $498,000 net decrease in unrealized appreciation of investments for the nine month period, as discussed above.

At September 30, 1994, the Partnership's net assets were $12.2 million, an increase of $3.9 million from $8.4 million at December 31, 1993. This increase resulted from the increase in net assets from operations for the nine month period ended September 30, 1994, comprised of the $4.2 million increase in net unrealized appreciation of investments partially offset by the $331,000 net realized loss from operations for the nine month period, as discussed above.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1995 and December 31, 1994 was $971 and $1,098, respectively.

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

Item 5.       Other Information.

In July 1995, the Partnership exercised its warrants to purchase 22,500 shares of Silverado Foods, Inc. common stock for $9,900, or $.44 per share.

In August 1995, the Partnership invested $50,000 in an additional 9% demand note of Americo Publishing, Inc.

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



Date:         November 13, 1995