Form 10-K
period 1995-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1996-03-28
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

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

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 26, 1996, 10,248 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.





                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I, Part II and Part III hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1995, filed with the Securities and Exchange Commission on May 12, 1995, are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on August 14, 1995, are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 13, 1995, are incorporated by reference in Part I hereof.

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

The Partnership was organized as a "qualified venture capital company" under Oklahoma law and, therefore, invested over 55% of its capitalization in companies which constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, the Partnership's limited partners (the "Limited Partners") were entitled to a credit against their 1989 Oklahoma state income tax in an amount equal to 20% of their original investment in the Partnership. From its inception through December 31, 1995, the Partnership had invested $9.1 million in 18 portfolio investments of which approximately $5.7 million or 62.8% represents investments in Oklahoma business ventures.

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

The Venture Capital Investments

During 1995, the Partnership purchased venture capital investments totaling $213,000 in four existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1995, the Partnership had invested $9.1 million in 18 portfolio companies, representing 99% of the $9.2 million of net proceeds from the offering of Units. At December 31, 1995, the Partnership's investment portfolio consisted of 11 active investments with a cost basis of $5.8 million and a fair value of $8.8 million. From its inception to December 31, 1995, the Partnership had liquidated investments with an aggregate cost basis of $3.3 million. These liquidated investments returned $3.1 million for a cumulative net realized loss of $237,000 as of December 31, 1995.

Information with respect to exchange transactions affecting the Partnership's security holdings of Data Critical Corp. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1995 is incorporated herein by reference.

The description of the Partnership's follow-on investment in Americo Publishing Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Americo Publishing Inc. and Silverado Foods, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.

In December 1995, the Partnership wrote-off its $325,000 investment in Great Outdoors Publishing, Inc., due to business and financial difficulties at the company.

In connection with a financial restructuring of Excel Energy Technologies, Ltd. completed in December 1995, the Partnership exchanged its $150,000 note, $13,907 of accrued interest and 16,304 shares of preferred stock for 3,492 preferred shares of Excel Energy. Additionally, as a result of a 1,000-for-1 reverse stock split effected in connection with the restructuring, the Partnership exchanged its 17,336 shares of common stock for 17 shares of common stock.

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


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. There is no established public trading market for the Units as of March 26, 1996. The approximate number of holders of Units as of March 26, 1996 is 1,150. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end Merrill Lynch client account statements.

The Managing General Partner's estimate of net asset value at December 31, 1995 is $888 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at fiscal year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value upon the liquidation of the Registrant over its remaining life.

During 1995, the Partnership made cash distributions to Partners totaling $2,588,889. The Limited Partners received $2,562,000, or $250 per Unit, and the General Partners received $26,889. There were no cash distributions to Partners during the period from August 14, 1989 (commencement of operations) to December 31, 1994. The information under the heading "Distributions" contained in the section entitled "Partnership Distributions and Allocations" on pages 35 and 36 of the Prospectus is incorporated herein by reference.

Item 6.       Selected Financial Data.

($ in thousands, except for per Unit information)

                                                                           Years ended December 31,
                                                            1995          1994             1993           1992          1991
                                                          --------      ----------      ---------       --------      ------
Net investment income (loss)                              $   (289)     $     (143)     $    (159)      $   (110)     $      55

Realized gain (loss) on investments                          1,651            (272)        (1,043)             -            (63)

Net change in unrealized appreciation
(depreciation) of investments                                 (950)          3,424           (388)         1,167            (18)

Net assets                                                   9,194          11,370          8,361          9,950          8,893

Net unrealized appreciation (depreciation)
of investments                                               2,974           3,924            500            888           (280)

Cash distributions to Partners                               2,589               -              -              -              -

Cost of portfolio investments purchased                        213           1,121          2,543          2,400          1,654

Cumulative cost of portfolio investments                     9,118           8,905          7,784          5,241          2,841

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net investment income (loss)                              $    (28)        $   (14)       $   (15)        $  (11)       $     5

Realized gain (loss) on investments                            159             (26)          (101)             -             (6)

Cash distributions                                             250               -              -              -              -

Net unrealized appreciation (depreciation)
of investments                                                 287             379             48             86            (27)

Net asset value, including net unrealized
appreciation (depreciation) of investments                     888           1,098            807            961            859

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1995, the Partnership held $249,000 in short-term investments with maturities of less than one year and $261,000 in an interest-bearing cash account. Interest earned on such investments for the years ended December 31, 1995, 1994 and 1993 was $47,000, $40,000 and $93,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1995, the Partnership purchased venture capital investments totaling $213,000 in four existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1995, the Partnership had invested $9.1 million in 18 portfolio companies, representing 99% of the original net proceeds to the Partnership.

Also during 1995, the Partnership realized cash returns totaling $2.7 million from the sale of certain portfolio investments, primarily BACE Manufacturing, Inc. and Eckerd Corporation. As a result, the Partnership declared and paid cash distributions to Partners during 1995 totaling $2.6 million. The Limited Partners received $2,562,000, or $250 per Unit, and the General Partners received $27,000.

The Partnership will not purchase any new portfolio investments and, in general, will distribute to Partners all proceeds received from the sale of its existing portfolio investments, after an adequate reserve for future operating expenses, as soon as practicable after receipt. Funds needed to cover the Partnership's future operating expenses and follow-on investments in existing companies is expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the year ended December 31, 1995, the Partnership had a net realized gain from operations of $1.4 million. For the years ended December 31, 1994 and 1993, the Partnership had a net realized loss from operations of $415,000 and $1.2 million, respectively. Net realized gain or loss from operations is comprised of
(1) net realized gains or losses from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $1.7 million net realized gain from its portfolio investments. In February, the Partnership sold its investment in BACE Manufacturing, Inc., for $2.1 million, realizing a gain of $1.6 million. In July 1995, the Partnership sold its 15,491 shares of Eckerd Corporation common stock for $480,000, realizing a gain of $337,000. Additionally in September 1995, the Partnership sold its 90,000 common stock warrants of Envirogen, Inc. for $39,000, realizing a gain of $39,000. In December 1995, the Partnership wrote-off its $325,000 investment in Great Outdoors Publishing Inc. due to business and financial difficulties at the company.

For the year ended December 31, 1994, the Partnership had a $272,000 net realized loss from its portfolio investments. In June 1994, the Partnership sold 10,000 common stock warrants of Envirogen, Inc. in the public market for $6,000, realizing a gain of $6,000. Additionally during June 1994, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired, resulting in a realized loss of $2,175. During 1994, Sports Tactics International, Inc. ceased operations. In connection with the liquidation of the company, the Partnership received payments totaling $19,000, resulting in a realized loss of $81,000. Also during 1994, Symex Corp. ceased operations resulting in the write-off of the Partnership's remaining $146,000 debt investment in the company. In December 1994, the Partnership sold its investment in QuanTem Laboratories, Inc. in a private transaction for $26,000, realizing a loss of $49,000.

For the year ended December 31, 1993, the Partnership had a $1 million realized loss from its portfolio investments. During 1993, the Partnership wrote-off its $693,000 equity investment in Symex Corp. and wrote-off $350,000 of its $450,000 equity investment in Sports Tactics International, Inc. due to business and financial difficulties at these companies.

Investment Income and Expenses - For the years ended December 31, 1995, 1994 and 1993, the Partnership had a net investment loss of $289,000, $143,000 and $159,000, respectively. The $146,000 increase in net investment loss for 1995 compared to 1994, resulted from a $100,000 decline in investment income and a $46,000 increase in operating expenses for 1995 compared to 1994. The decrease in investment income primarily was the result of a decrease in interest and dividend income from portfolio investments. Interest from portfolio investments declined from $76,000 in 1994 to $48,000 in 1995 due to a decline in the amount of portfolio debt instruments outstanding during 1995 compared to 1994. This is a result of the conversion or liquidation of several portfolio debt securities during 1995. Additionally, dividend income declined $79,000 for 1995 compared to 1994. The Partnership received $43,000 of dividend income in 1994 from its BACE Manufacturing investment, which was sold in February 1995. Additionally, the Partnership received a $36,000 one-time dividend from Diagnetics, Inc. in 1994. The $46,000 increase in operating expenses for 1995 compared to 1994 resulted from a $53,000 increase in professional fees and Independent General Partners' fees partially offset by a $7,000 decrease in other expenses.

The $16,000 decrease in net investment loss for 1994 compared to 1993 primarily was the result of a $39,000 decline in operating expenses for 1994, primarily professional fees, partially offset by a $24,000 decline in investment income for 1994. Professional fees declined $25,000 for 1994, from $78,000 in 1993 to $53,000 in 1994, due to a reduction in the Partnership's legal expenses for 1994. Investment income declined $24,000 for 1994 compared to 1993. Interest earned on short-term investments for 1994 declined $53,000, from $93,000 in 1993 to $40,000 in 1994. This decrease was offset by a $29,000 increase in interest and other income from portfolio investments for 1994, from $126,000 in 1993 to $155,000 in 1994. The decrease in interest earned from short-term investments primarily was a result of a decline in the amount available for investments in such securities during 1994. The increase in interest and other income from portfolio investments for 1994 primarily was the result of an increase in the amount invested in interest bearing debt securities of portfolio investments during 1994 compared to 1993.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the years ended December 31, 1995, 1994 and 1993, was $200,000, $200,000 and $204,000,
respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $465,000 net unrealized gain resulting from the upward revaluation of certain portfolio investments. Additionally during 1995, $1.4 million was transferred to realized gain from unrealized gain resulting from portfolio investments sold or written-off during 1995, as discussed above. The $1.4 million transfer from unrealized loss to realized loss, offset by the $465,000 unrealized gain resulted in a $950,000 decrease to net unrealized appreciation of investments for 1995.

For the year ended December 31, 1994, the Partnership had a $3.1 million net unrealized gain primarily resulting from the upward revaluation of its investments in BACE Manufacturing, Inc. and Silverado Foods, Inc., which completed its initial public offering in August 1994. Additionally during 1994, a net $297,000 was transferred from unrealized loss to realized loss relating to portfolio investments sold and written-off during 1994, as discussed above. The $3.1 million unrealized gain and the $297,000 transfer from unrealized loss to realized loss, resulted in a $3.4 million increase to net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a net unrealized loss of $928,000 resulting from the net downward revaluation of certain portfolio investments. Additionally during 1993, the Partnership transferred $540,000 from unrealized loss to realized loss relating to portfolio investments written-off in 1993, as discussed above. The $928,000 unrealized loss less the $540,000 transfer from unrealized loss to realized loss, resulted in a $388,000 decrease to net unrealized appreciation of investments for 1993.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation of portfolio investments.

For the year ended December 31, 1995, the Partnership had a $412,000 increase in net assets resulting from operations, comprised of the $1.4 million net realized gain from operations partially offset by the $950,000 net decrease in unrealized appreciation for 1995. At December 31, 1995, the Partnership's net assets were $9.2 million, down $2.2 million from $11.4 million at December 31, 1994. This decrease reflects the $2.6 million of cash distributions paid to Partners during 1995 exceeding the $412,000 increase in net assets resulting from operations for 1995.

At December 31, 1994, the Partnership's net assets were $11.4 million, reflecting an increase of $3 million from $8.4 million at December 31, 1993. This increase reflects the $3.4 million increase in net unrealized appreciation of investments partially offset by the $415,000 net realized loss from operations for 1994.

At December 31, 1993, the Partnership's net assets were $8.4 million, down $1.6 million from $10 million at December 31, 1992. This decrease reflects the $1.2 million net realized loss from operations and the $388,000 decrease to net unrealized appreciation of investments for 1993.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1995, 1994 and 1993 was $888, $1,098 and $807, respectively.

Item 8.       Financial Statements and Supplementary Data.

                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1995 and 1994

Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Oklahoma Venture Partners, Limited Partnership:

We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1995 and 1994 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $8,345,312 and $10,296,209 at December 31, 1995 and 1994, respectively, representing 91% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 19, 1996

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31,


                                                                                                1995                 1994
                                                                                            --------------     ----------
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $5,787,960 at
      December 31, 1995 and $6,582,245 at December 31, 1994)                                $    8,762,012     $     10,506,209
   Short-term investments, at amortized cost - Note 8                                              249,327              597,738
Cash and cash equivalents                                                                          261,310              291,508
Accrued interest and other receivables                                                              44,653               76,706
                                                                                            --------------     ----------------

TOTAL ASSETS                                                                                $    9,317,302     $     11,472,161
                                                                                            ==============     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $       39,353     $         26,710
Due to Management Company - Note 4                                                                  69,423               62,032
Due to Independent General Partners - Note 6                                                        15,000               13,000
                                                                                            --------------     ----------------
   Total liabilities                                                                               123,776              101,742
                                                                                            --------------     ----------------

Partners' Capital:
Managing General Partner                                                                            62,194               74,464
Individual General Partners                                                                          2,405                2,878
Limited Partners (10,248 Units)                                                                  6,154,875            7,369,113
Unallocated net unrealized appreciation of investments - Note 2                                  2,974,052            3,923,964
                                                                                            --------------     ----------------
   Total partners' capital                                                                       9,193,526           11,370,419
                                                                                            --------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    9,317,302     $     11,472,161
                                                                                            ==============     ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000      $       112,500
8% Demand Promissory Note                                                                           30,000               15,000
9% Demand Promissory Notes                                                                          59,000               54,500
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)(C)
637,500 shares of Preferred Stock                                        April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)(D)
314,807 shares of Preferred Stock                                        April 1991                785,753              785,753
21,413 shares of Common Stock                                                                       27,857               27,857
-------------------------------------------------------------------------------------------------------------------------------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)(E)
150,000 shares of Common Stock                                           Sept. 1991                525,000              416,700
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)(F)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              538,907
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*(G)
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)(H)
705,681 shares of Common Stock                                           June 1992                 529,900            1,614,245
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,370,035
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0                8,777
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
-------------------------------------------------------------------------------------------------------------------------------

Totals(I)                                                                                   $    5,787,960      $     8,762,012
                                                                                            ===================================

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the year, Data Critical effected a 10-for-1 split of its common stock. As a result, the Partnership exchanged its warrant to purchase 87,500 shares of common stock at $4.00 per share for a warrant to purchase 875,000 shares of common stock at $.40 per share. Additionally, in February 1995, the Partnership exchanged its $350,000 promissory note and $100,000 for 562,500 preferred shares of the company.

(D) The Partnership received 11,407 shares of Diagnetics, Inc. common stock as a result of a stock distribution made by the company in December 1995.

(E) In September 1995, the Partnership sold its 90,000 warrants to purchase common stock of Envirogen, Inc. for $39,344, realizing a gain of $39,344.

(F) In connection with a financial restructuring of Excel Energy Technologies, Ltd. completed in December 1995, the Partnership exchanged its $150,000 note, $13,907 of accrued interest and 16,304 shares of preferred stock for 3,492 preferred shares of Excel Energy. Additionally, as a result of a 1,000-for-1 reverse stock split effected in connection with the restructuring, the Partnership exchanged its 17,336 shares of common stock for 17 shares of common stock.

(G) On December 31, 1995, the Partnership converted its $14,100 promissory note due from Independent Gas Company Holdings, Inc. into 14 shares of preferred stock and 406 shares of common stock of the company.

(H) In July 1995, the Partnership exercised its warrant to purchase 22,500 shares of Silverado Foods, Inc. common stock for $9,900, or $0.44 per share.

(I) In February 1995, the Partnership sold its investment in BACE Manufacturing, Inc. for $2,138,475, realizing a gain of $1,599,475. The Partnership has $69,611 remaining in escrow relating to the sale of BACE, the release of which is contingent upon certain events. The Partnership has $69,611 remaining in escrow relating to the sale of BACE, the release of which is contingent upon certain events. In July 1995, the Partnership sold its investment in of Eckerd Corporation for $479,911, realizing a gain of $336,919. On December 31, 1995, the Partnership wrote-off its $325,000 investment in Great Outdoors Publishing, Inc.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
10% Demand Promissory Notes                                              Feb. 1994          $      225,000     $        225,000
-------------------------------------------------------------------------------------------------------------------------------
BACE Manufacturing, Inc.*
1,078 shares of Preferred Stock                                          Feb. 1992                 539,000            1,931,200
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
75,000 shares of Preferred Stock                                         April 1993                150,000              150,000
8% Promissory Note due 4/6/95                                                                      350,000              350,000
Warrant to purchase 87,500 shares of Common Stock
    at $4 per share, expiring 10/6/97                                                                    0                    0
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                800,582              800,582
10,006 shares of Common Stock                                                                       13,028               13,028
-------------------------------------------------------------------------------------------------------------------------------
Eckerd Corporation*(A)
15,491 shares of Common Stock                                            July 1992                 142,992              406,755
-------------------------------------------------------------------------------------------------------------------------------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                           Sept. 1991                525,000              210,000
90,000 Warrants to purchase 45,000 shares of Common
    Stock at $5.20 per share, expiring 10/13/98                                                          0               12,645
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
16,304 shares of Preferred Stock                                         Oct. 1993                 500,000              500,000
17,336 shares of Common Stock                                                                        2,500                2,500
9% Debenture due 12/8/95                                                                           150,000              150,000
-------------------------------------------------------------------------------------------------------------------------------
Great Outdoors Publishing, Inc.*(B)
275,000 shares of Preferred Stock                                        Aug. 1992                 275,000               75,000
8% Demand Promissory Notes                                                                          50,000               50,000
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
450 shares of Preferred Stock                                            June 1993                 450,000              450,000
4,786 shares of Common Stock                                                                         3,336                3,336
10% Promissory Note due 2/20/95                                                                     14,100               14,100
-------------------------------------------------------------------------------------------------------------------------------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Silverado Foods, Inc.*(A)(B)
683,181 shares of Common Stock                                           June 1992          $      520,000     $      2,017,775
Warrant to purchase 22,500 shares of Common Stock
    at $0.44 per share, expiring 1/19/98                                                                 0               56,554
Warrant to purchase 12,121 shares of Common Stock
    at $8.25 per share, expiring 6/2/99                                                                  0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*(B)
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,137,332
Warrant to purchase 12,539 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                0                    0
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                      $    6,582,245     $     10,506,209
                                                                                            ===================================


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1995             1994               1993
                                                                            -------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                     $      46,514     $       40,371    $        93,067
   Interest and other income from portfolio investments                            48,342             75,684             48,648
   Dividend income                                                                      -             78,890             76,968
                                                                            -------------     --------------    ---------------
   Total investment income                                                         94,856            194,945            218,683
                                                                            -------------     --------------    ---------------

   Expenses:

   Management fee - Note 4                                                        200,000            200,000            204,256
   Professional fees                                                               86,850             52,799             78,123
   Independent General Partners' fees - Note 6                                     72,245             52,826             57,230
   Mailing and printing                                                            17,483             18,566             21,311
   Amortization of deferred organizational costs - Note 2                               -              5,964              9,544
   Custodial fees                                                                   5,938              6,664              5,967
   Miscellaneous                                                                    1,170              1,180                918
                                                                            -------------     --------------    ---------------
   Total expenses                                                                 383,686            337,999            377,349
                                                                            -------------     --------------    ---------------

NET INVESTMENT LOSS                                                              (288,830)          (143,054)          (158,666)

Net realized gain (loss) from investments                                       1,650,738           (271,775)        (1,042,899)
                                                                            -------------     --------------    ---------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                             1,361,908           (414,829)        (1,201,565)

Net change in unrealized appreciation of investments                             (949,912)         3,424,316           (387,994)
                                                                            -------------     --------------    ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                $     411,996     $    3,009,487    $    (1,589,559)
                                                                            =============     ==============    ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                   1995              1994             1993
                                                                              --------------    -------------     --------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                           $     (288,830)   $    (143,054)    $    (158,666)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Amortization of deferred organizational costs                                              -            5,964             9,544
Increase (decrease) in payables                                                       22,034          (20,226)            9,237
Decrease in accrued interest on short-term investments                                   489               18             4,796
(Increase) decrease in receivables and other assets                                    5,866          (15,638)          (20,671)
                                                                              --------------    -------------     -------------
Cash used for operating activities                                                  (260,441)        (172,936)         (155,760)
                                                                              --------------    -------------     -------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                             (212,807)      (1,121,489)       (2,542,497)
Proceeds from the sale of portfolio investments                                    2,684,017           25,113                 -
Net deposits released from escrow                                                          -                -            70,295
Net return from short-term investments                                               347,922          399,987         2,979,364
Repayment of investments in notes                                                          -          280,000             5,000
                                                                              --------------    -------------     -------------
Cash provided from (used for) investing activities                                 2,819,132         (416,389)          512,162
                                                                              --------------    -------------     -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                    (2,588,889)               -                 -
                                                                              --------------    -------------     -------------

Increase (decrease) in cash and cash equivalents                                     (30,198)        (589,325)          356,402
Cash and cash equivalents at beginning of period                                     291,508          880,833           524,431
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      261,310    $     291,508     $     880,833
                                                                              ==============    =============     =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December  31, 1993, 1994 and 1995


                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners        of Investments           Total
Balance at December 31, 1992             $   90,629       $  3,502       $   8,968,718       $     887,642      $    9,950,491

Net investment loss                          (1,587)           (61)           (157,018)                  -            (158,666)

Net realized loss from investments          (10,429)          (403)         (1,032,067)                  -          (1,042,899)

Net change in unrealized
appreciation of investments                       -              -                   -            (387,994)           (387,994)
                                         ----------       --------       -------------       -------------      --------------

Balance at December 31, 1993                 78,613          3,038           7,779,633(A)          499,648           8,360,932

Net investment loss                          (1,431)           (55)           (141,568)                  -            (143,054)

Net realized loss from investments           (2,718)          (105)           (268,952)                  -            (271,775)

Net change in unrealized
appreciation of investments                       -              -                   -           3,424,316           3,424,316
                                         ----------       --------       -------------       -------------      --------------

Balance at December 31, 1994                 74,464          2,878           7,369,113(A)        3,923,964          11,370,419

Cash distribution, paid
April 17, 1995                                    -              -          (2,049,600)                  -          (2,049,600)

Cash distribution, paid
October 19, 1995                            (25,889)        (1,000)           (512,400)                  -            (539,289)

Net investment loss                          (2,888)          (111)           (285,831)                  -            (288,830)

Net realized gain from investments           16,507            638           1,633,593                   -           1,650,738

Net change in unrealized
appreciation of investments                       -              -                   -            (949,912)           (949,912)
                                         ----------       --------       -------------       -------------      --------------

Balance at December 31, 1995             $   62,194       $  2,405       $   6,154,875(A)    $   2,974,052      $    9,193,526
                                         ==========       ========       =============       =============      ==============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $888, $1,098 and $807 at December 31, 1995, 1994 and 1993, respectively. Cumulative cash distributions paid to Limited Partners totaled $250 per Unit at December 31, 1995.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $3 million at December 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1995, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


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

7.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1995 are listed below:

                                                           General              Limited              Per $1,000
Distribution Date                                         Partners             Partners                 Unit
April 17, 1995                                          $         0         $    2,049,600             $  200
October 19, 1995                                             26,889                512,400                 50
                                                        -----------         --------------             ------

Cumulative totals at December 31, 1995                  $    26,889         $    2,562,000             $  250
                                                        ===========         ==============             ======

8.     Short-Term Investments

At December 31, 1995 and 1994, the Partnership's short-term securities consisted of the following investments in commercial paper:

                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value

December 31, 1995:
Golden Managers Acceptance Corp.                5.70%         1/17/96      $    248,931        $    249,327     $       250,000
                                                                           ------------        ------------     ---------------

December 31, 1994:
First Brands Commercial Inc.                    5.90%         1/23/95      $    596,853        $    597,738     $       600,000
                                                                           ------------        ------------     ---------------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


9.     Portfolio Investments

As of December 31, 1995, the Partnership's investments were categorized as follows:


                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,688,995             $     3,021,317                33%
Preferred Stock                                             3,784,965                   5,558,695                60%
Debt Securities                                               314,000                     182,000                 2%
                                                     ----------------             ---------------            -------
                                                     $      5,787,960             $     8,762,012                95%
                                                     ================             ===============            =======

Country/Geographic Region
Oklahoma                                             $      4,348,558             $     7,562,910                82%
Non-Oklahoma                                                1,439,402                   1,199,102                13%
                                                     ----------------             ---------------            -------
                                                     $      5,787,960             $     8,762,012                95%
                                                     ================             ===============            =======

Industry
Publishing                                           $        314,000             $       182,000                 2%
Retail - Apparel                                              600,191                     600,191                 6%
Food Manufacturing + Distribution                             529,900                   1,614,245                18%
Energy/Natural Gas                                          1,133,743                   1,006,243                11%
Data Communications                                           600,000                   1,400,000                15%
Oil and Gas Equipment and Services                            350,000                     350,000                 4%
Environmental Technology                                      525,000                     416,700                 4%
Healthcare/Biotechnology                                      921,516                   2,379,023                26%
Measurement Instrumentation                                   813,610                     813,610                 9%
                                                     ----------------             ---------------            -------
                                                     $      5,787,960             $     8,762,012                95%
                                                     ================             ===============            =======


* Percentage of net assets is based on fair value.

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

Individual General Partners

William C. Liedtke, III (1)
P.O. Box 54369
Oklahoma City, OK 73154
Age 44
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 26, 1996 (3)
Energy consultant since 1991; Assistant to the Governor of the State of Oklahoma from 1989 to 1991; an independent natural gas marketing consultant since 1984; an oil and gas marketing manager for Trigg Drilling Company, Inc.; a member of the State Bar of Texas; a trustee of the Casady School.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 68
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 26, 1996 (3)
Since1988 Director and Chief  Financial  Officer of Techlaw,  Inc.; from 1983 to
     1990, Executive Vice President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control Inc.

George A. Singer (1)
2222 E. 25th Place
Tulsa, OK  74114
Age 48
Individual General Partner since 1995
0 Units of the Partnership beneficially owned at March 26, 1996 (3)
Since1978 General Partner of Singer Bros. and several  related family  entities;
     Executive  Vice  President,   Pedestal  Oil  Company,   Inc.;  Director  of
     Manchester Pipeline Corporation; a member of the Independent Petroleum Association of America.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 50
Individual General Partner since 1988
0 Units of the Partnership beneficially owned at March 26, 1996 (3)
Since1992  President  of  New  Century   Management   Inc.,  a  venture  capital
     management and advisory firm; since 1991, a self-employed business consultant; from 1990 to 1991, venture investment advisor with Vector Securities International Inc., an investment banking firm specializing in health care companies; from 1984 to 1990, President of Merrill Lynch R&D Management Inc.; from 1982 to 1983 and from 1988 to 1990, Vice President of Merrill Lynch Venture Capital Inc.

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

The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326. Listed below is information concerning the directors and officers of the Management Company. Unless otherwise noted, the address of each such person is in North Tower, World Financial Center, New York, New York 10281.

Kevin K. Albert, Age 43, Director, President
Officer or Director since 1990
Managing Director of Merrill Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger, Age 42, Director and Executive Vice President
Officer or Director since 1990
Vice President  of Merrill  Lynch & Co.  Corporate  Credit and  Director  of the
     Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Steven N. Baumgarten, Age 40, Vice President Officer or Director since 1993 Vice President of MLPF&S since 1986.

Michael E. Lurie, Age 52, Director, Vice President
Officer or Director since 1995
FirstVice President of Merrill Lynch & Co.  Corporate Credit and Director of the
     Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions related to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee.

Diane T. Herte
Vice President and Treasurer
Age 35
Officer or Director since 1995
Assistant Vice President of Merrill Lynch & Co.  Corporate Credit since 1992 and joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

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

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $16,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. The Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the years ended December 31, 1995, 1994 and 1993, totaled $72,245, $52,826 and $57,230, respectively.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the year ended December 31, 1995 the Partnership had a net realized gain from operations of $1,361,908. For the years ended December 31, 1994 and 1993, the Partnership had a net realized loss from operations of $414,829 and $1,201,565, respectively. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $13,619, $4,149 and $12,016 such gains and losses. In March 1995, the General Partners approved a cash distribution to the Limited Partners totaling $2 million, or $200 per Unit. The distribution was paid in April 1995 to Limited Partners of record on March 31, 1995. Additionally, in September 1995, the General Partners approved a $512,000 cash distribution to Limited Partners of record on September 30, 1995. The distribution was paid in October 1995 to Limited Partners of record on September 30, 1995.
The General Partners also received a distribution totaling $26,889.

Management Fee - The Management Agreement provides that as compensation for its services to the Partnership, the Management Company will receive a fee at the annual rate of 2.5% of the amount of the partners' gross capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly on the basis of the amount of the partners' capital contributions at the end of the preceding calendar quarter. For the years ended December 31, 1995, 1994 and 1993, the management fee was $200,000, $200,000 and $204,256, respectively.

Limitation on Operating Expenses - The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference. As of March 26, 1996, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Steven N. Baumgarten, a Vice President of the Management Company and MLPF&S, joined Merrill Lynch in 1986. Messrs. Albert, Aufenanger and Baumgarten are involved with certain other entities affiliated with Merrill Lynch or its affiliates. Michael E. Lurie, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Diane T. Herte, a Vice President and Treasurer of the Management Company and an Assistant Vice President of Merrill Lynch & Co. Corporate Credit, joined Merrill Lynch in 1984.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.      Financial Statements

                      Independent Auditors' Report

                      Balance Sheets as of December 31, 1995 and 1994

                      Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

                      Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                      Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                      Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

                      Notes to Financial Statements

              2.  (a) Exhibits

                      (3)   (a)  Amended  and  Restated  Certificate  of  Limited  Partnership  of the  Partnership  dated  as of
                                 November 29, 1988.*

                            (b)  Amended and Restated  Agreement of Limited  Partnership of the Partnership  dated as of November
                                 29, 1988.*

                            (c)  Amended and Restated  Agreement of Limited  Partnership  of the  Partnership  dated as of August
                                 14, 1989.**

                      (10)       Management  Agreement  dated as of November 29, 1988 between the  Partnership and the Management
                                 Company.*

                      (13)  (a)  Page 15 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                      (13)  (b)  Page 15 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

                      (13)  (c)  Page 15 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1996.


       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 1996.


By:    MLOK Co., Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert                                      By:    /s/   Richard P. Miller
       -----------------------------------------------------             -----------------------
       Kevin K. Albert                                                   Richard P. Miller
       President                                                         General Partner
       (Principal Executive Officer)                                     ML Oklahoma Venture Partners, Limited Partnership


By:    /s/   Diane T. Herte                                       By:    /s/   George A. Singer
       -----------------------------------------------------             ----------------------
       Diane T. Herte                                                    George A. Singer
       Treasurer                                                         General Partner
       (Principal Financial and Accounting Officer)                      ML Oklahoma Venture Partners, Limited Partnership


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