Form 10-Q
period 1996-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1996-05-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of March 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                       March 31, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $5,787,960 at
     March 31, 1996 and $5,787,960 at December 31, 1995)                              $     8,931,349          $      8,762,012
   Short-term investments, at amortized cost                                                        -                   249,327
Cash and cash equivalents                                                                     417,336                   261,310
Accrued interest and other receivables                                                         51,621                    44,653
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $     9,400,306          $      9,317,302
                                                                                      ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        50,499          $         39,353
Due to Management Company - Note 4                                                             50,000                    69,423
Due to Independent General Partners - Note 6                                                   15,000                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          115,499                   123,776
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                       61,413                    62,194
Individual General Partners                                                                     2,376                     2,405
Limited Partners (10,248 Units)                                                             6,077,629                 6,154,875
Unallocated net unrealized appreciation of investments - Note 2                             3,143,389                 2,974,052
                                                                                      ---------------          ----------------
   Total partners' capital                                                                  9,284,807                 9,193,526
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     9,400,306          $      9,317,302
                                                                                      ===============          ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1996


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000      $       112,500
8% Demand Promissory Note                                                                           30,000               15,000
9% Demand Promissory Notes                                                                          59,000               54,500
- -------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
- -------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
637,500 shares of Preferred Stock                                        April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
- -------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)(C)
314,807 shares of Preferred Stock                                        April 1991                770,924              770,924
32,820 shares of Common Stock                                                                       42,686               42,686
- -------------------------------------------------------------------------------------------------------------------------------
Enerpro International, Inc.*(D)
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              550,000
- -------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                           Sept. 1991                525,000              412,500
- -------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              538,907
17 shares of Common Stock                                                                            2,500                    0
- -------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
- -------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,587,782
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
- -------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*(B)
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,370,035
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0                8,777
- -------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
- -------------------------------------------------------------------------------------------------------------------------------

Totals                                                                                      $    5,787,960      $     8,931,349
                                                                                            ===================================

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - Continued
March 31, 1996


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) The Partnership received 11,407 shares of Diagnetics, Inc. common stock as a result of a stock distribution made by the company in February 1996.

(D) Subsequent to the end of the quarter, on May 3, 1996, Enerpro International, Inc. was acquired by Energy Ventures, Inc. ("EVI"), a public company. In exchange for its Enerpro holdings, the Partnership received 24,500 shares of EVI common stock, of which 2,450 shares are being held in escrow for a period of one year. The release of the escrow shares is contingent upon certain events.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                   1996               1995
                                                                                               -------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $       6,057      $      18,879
   Interest and other income from portfolio investments                                                8,153             10,546
                                                                                               -------------      -------------
   Totals                                                                                             14,210             29,425
                                                                                               -------------      -------------

   Expenses:
   Management fee - Note 4                                                                            50,000             50,000
   Professional fees                                                                                  20,074             25,456
   Independent General Partners' fees - Note 6                                                        15,453             23,339
   Mailing and printing                                                                                4,820              8,231
   Custodial fees                                                                                      1,525              1,850
   Miscellaneous                                                                                         394                250
                                                                                               -------------      -------------
   Totals                                                                                             92,266            109,126
                                                                                               -------------      -------------

NET INVESTMENT LOSS                                                                                  (78,056)           (79,701)

Net realized gain from portfolio investments                                                               -          1,599,475
                                                                                               -------------      -------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                                                  (78,056)         1,519,774

Net change in unrealized appreciation of investments                                                 169,337         (1,141,899)
                                                                                               -------------      -------------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                                                                  $      91,281      $     377,875
                                                                                               =============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                   1996               1995
                                                                                               -------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                            $     (78,056)     $     (79,701)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables, net                                                                             (8,277)            (2,638)
(Increase) decrease in accrued interest on short-term investments                                        396             (8,782)
(Increase) decrease in receivables                                                                    (7,068)            21,347
                                                                                               -------------      -------------
Cash used for operating activities                                                                   (93,005)           (69,774)
                                                                                               -------------      -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                    -           (100,000)
Net return (purchase) of short-term investments                                                      248,931         (1,389,147)
Proceeds from the sale of portfolio investments                                                          100          1,955,927
                                                                                               -------------      -------------
Cash provided from investing activities                                                              249,031            466,780
                                                                                               -------------      -------------

Increase in cash and cash equivalents                                                                156,026            397,006
Cash and cash equivalents at beginning of period                                                     261,310            291,508
                                                                                               -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     417,336      $     688,514
                                                                                               =============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total
Balance at beginning of period          $   62,194        $  2,405      $   6,154,875       $   2,974,052      $     9,193,526

Net investment loss - Note 3                  (781)            (29)           (77,246)                  -              (78,056)

Net change in unrealized
appreciation of investments                      -               -                  -             169,337              169,337
                                        ----------        --------      -------------       -------------      ---------------

Balance at end of period                $   61,413        $  2,376      $   6,077,629(A)    $   3,143,389      $     9,284,807
                                        ==========        ========      =============       =============      ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $897. Cumulative cash distributions paid to Limited Partners totaled $250 per Unit at March 31, 1996.


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

2.       Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of its portfolio investments by applying consistent guidelines. The fair value of public securities is adjusted to the closing public market price for the last trading day of the accounting period less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume. Private securities are carried at cost until significant developments affecting a portfolio investment provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $3.1 million at March 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1996, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.     Portfolio Investments

As of March 31, 1996, the Partnership's investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                      Fair Value               Net Assets*
- -------------------                                   ---------------              --------------             -----------
Common Stock                                          $     1,703,824              $    3,005,483                32%
Preferred Stock                                             3,770,136                   5,743,866                62%
Debt Securities                                               314,000                     182,000                 2%
                                                      ---------------              --------------            -------
                                                      $     5,787,960              $    8,931,349                96%
                                                      ===============              ==============            =======

Country/Geographic Region
Oklahoma                                              $     4,348,558              $    7,736,447                83%
Non-Oklahoma                                                1,439,402                   1,194,902                13%
                                                      ---------------              --------------            -------
                                                      $     5,787,960              $    8,931,349                96%
                                                      ===============              ==============            =======

Industry
Publishing                                            $       314,000              $      182,000                 2%
Retail - Apparel                                              600,191                     600,191                 6%
Food Manufacturing & Distribution                             529,900                   1,587,782                17%
Energy/Natural Gas                                          1,133,743                   1,006,243                11%
Data Communications                                           600,000                   1,400,000                15%
Oil and Gas Equipment and Services                            350,000                     550,000                 6%
Environmental Technology                                      525,000                     412,500                 4%
Healthcare/Biotechnology                                      921,516                   2,379,023                26%
Measurement Instrumentation                                   813,610                     813,610                 9%
                                                      ---------------              --------------            -------
                                                      $     5,787,960              $    8,931,349                96%
                                                      ===============              ==============            =======

* Percentage of net assets is based on fair value.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1996, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

From August 14, 1989 (commencement of operations) to March 31, 1996, the Partnership had invested $9.1 million in 18 portfolio companies, representing 99% of the original net proceeds to the Partnership. For the three months ended March 31, 1996, the Partnership did not make additional follow-on investments in any of its existing portfolio companies.

At March 31, 1996, the Partnership held $417,000 in an interest-bearing cash account. For the three months ended March 31, 1996, the Partnership earned $6,000 of interest income from its interest-bearing cash account and from investments in short-term securities purchased which matured during the quarter. Interest earned in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in short-term securities.

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

Results of Operations

For the three months ended March 31, 1996 and 1995, the Partnership had a net realized loss from operations of $78,000 and a net realized gain from operations of $1.5 million, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from portfolio investments for the three months ended March 31, 1996. During the three months ended March 31, 1995, the Partnership had a $1.6 million net realized gain from the sale of its investment in BACE Manufacturing, Inc.

Investment Income and Expenses - For the three months ended March 31, 1996 and 1995, the Partnership had a net investment loss of $78,000 and $80,000, respectively. The nominal decrease in net investment loss for the 1996 period compared to the 1995 period primarily was due to a $13,000 decrease in interest earned from short-term investments which was more than offset by a $17,000 decrease in operating expenses. The decrease in operating expenses for the 1996 period compared to the 1995 period primarily was due to a reduction in
Independent General Partners' fees and a decrease in legal fees for the 1996 period. The decline in Independent General Partners' fees for the 1996 period was due to a decrease in the number of meetings held during the 1996 period compared to the 1995 period. Interest and other income from portfolio investments also declined $2,000 for the 1996 period compared to the 1995 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended March 31, 1996 and 1995 was $50,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments -For the three months ended March 31, 1996, the Partnership had a $169,000 net unrealized gain from its portfolio investments primarily resulting from an upward revaluation of Enerpro International, Inc. offset by a decrease in the public market price of Silverado Foods, Inc. common stock. As a result, net unrealized appreciation of investments increased by $169,000 for the three month period.

For the three months ended March 31, 1995, the Partnership had a $250,000 net unrealized gain from its portfolio investments primarily resulting from the upward revaluation of its investment in Data Critical Corp. Additionally during the three months ended March 31, 1995, $1.4 million was transferred from unrealized gain to realized gain relating to the sale of BACE Manufacturing, as discussed above. The $1.4 million transfer from unrealized to realized gain, partially offset by the $250,000 net unrealized gain resulted in a $1.1 million decrease to net unrealized appreciation of investments for the three month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

At March 31, 1996, the Partnership's net assets were $9.3 million, an increase of $91,000 from $9.2 million at December 31, 1995. The $91,000 increase was comprised of the $78,000 net realized loss from operations and the $169,000 increase in unrealized appreciation of investments for the quarter ended March 31, 1996.

For the three months ended March 31, 1995, the Partnership had a $378,000 increase in net assets resulting from operations comprised of the $1.5 million net realized gain from operations offset by the $1.1 million decrease in unrealized appreciation of investments for the period. At March 31, 1995, the Partnership's net assets were $9.7 million, down $1.7 million from $11.4 million at December 31, 1994. This decrease was a result of the $2 million accrued cash distribution paid to Limited Partners in April 1995 partially offset by the $378,000 increase in net assets resulting from operations for the quarter ended March 31, 1995.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1996 and December 31, 1995 was $897 and $888, respectively.

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

None.

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



Date:         May 14, 1996