Form 10-Q
period 1996-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1996-08-13
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

Or

[ ] Transition Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
===============================================================================
             (Exact name of registrant as specified in its charter)


Oklahoma                                                             73-1329487
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                                                           74135
===============================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (918) 663-2500

Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of June 30, 1996 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                        June 30, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $5,487,960 at
     June 30, 1996 and $5,787,960 at December 31, 1995)                               $    10,723,126          $      8,762,012
   Short-term investments, at amortized cost                                                  799,764                   249,327
Cash and cash equivalents                                                                     150,949                   261,310
Receivable from securities sold                                                                50,528                         -
Accrued interest and other receivables                                                         52,104                    44,653
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    11,776,471          $      9,317,302
                                                                                      ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        46,826          $         39,353
Due to Management Company - Note 4                                                             63,455                    69,423
Due to Independent General Partners - Note 6                                                   14,000                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          124,281                   123,776
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                       64,170                    62,194
Individual General Partners                                                                     2,482                     2,405
Limited Partners (10,248 Units)                                                             6,350,372                 6,154,875
Unallocated net unrealized appreciation of investments - Note 2                             5,235,166                 2,974,052
                                                                                      ---------------          ----------------
   Total partners' capital                                                                 11,652,190                 9,193,526
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    11,776,471          $      9,317,302
                                                                                      ===============          ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1996


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000     $        112,500
8% Demand Promissory Note                                                                           30,000               15,000
9% Demand Promissory Notes                                                                         109,000              104,500
- -------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company(A)(C)
275,317 shares of Common Stock                                           Oct. 1992                 600,191              602,256
- -------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
637,500 shares of Preferred Stock                                        April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
- -------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)(D)
314,807 shares of Preferred Stock                                        April 1991                756,095              756,095
44,227 shares of Common Stock                                                                       57,515               57,515
- -------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                           Sept. 1991                525,000              496,950
- -------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              333,204
17 shares of Common Stock                                                                            2,500                    0
- -------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
- -------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,753,441
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
- -------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*(A)(B)(E)
496,635 shares of Common Stock                                           May 1991                  921,305            4,562,834
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               61,284
- -------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211                  211
- -------------------------------------------------------------------------------------------------------------------------------

Totals(F)                                                                                   $    5,487,960     $     10,723,126
                                                                                            ===================================

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - Continued
June 30, 1996


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the quarter, C.R. Anthony Company completed its initial public offering.

(D) The Partnership received 11,407 shares of Diagnetics, Inc. common stock as a result of a stock distribution made by the company in May 1996.

(E) In May 1996, UroCor completed its initial public offering at $11.00 per share. In connection with the offering, the Partnership exchanged its 474,007 shares of preferred stock for 496,635 common shares of the company.

(F) In May 1996, Enerpro International, Inc. was acquired by Energy Ventures, Inc. ("EVI"), a public company. In exchange for its Enerpro holdings, the Partnership received 24,500 shares of EVI common stock. During the quarter, the Partnership sold its EVI shares for $737,867 of which $72,183 remains in escrow, the release of which is contingent upon certain events. The Partnership has recorded a reserve of $21,655 relating to such contingencies.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,

                                                                       1996           1995            1996            1995
                                                                  ---------------  ------------  --------------   --------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                           $         6,800  $     10,304  $       12,857   $      29,183
   Interest and other income from portfolio
     investments                                                              629        10,058           8,782          20,604
                                                                  ---------------  ------------  --------------   -------------
   Totals                                                                   7,429        20,362          21,639          49,787
                                                                  ---------------  ------------  --------------   -------------

   Expenses:
   Management fee - Note 4                                                 50,000        50,000         100,000         100,000
   Professional fees                                                       25,424        28,499          45,498          53,955
   Independent General Partners' fees - Note 6                             14,363        15,070          29,816          38,409
   Mailing and printing                                                     6,894         1,974          11,714          10,205
   Custodial fees                                                           1,340         1,603           2,865           3,453
   Miscellaneous                                                               14             -             408             250
                                                                  ---------------  ------------  --------------   -------------
   Totals                                                                  98,035        97,146         190,301         206,272
                                                                  ---------------  ------------  --------------   -------------

NET INVESTMENT LOSS                                                       (90,606)      (76,784)       (168,662)       (156,485)

Net realized gain from portfolio investments                              366,212             -         366,212       1,599,475
                                                                  ---------------  ------------  --------------   -------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners) - Note 3                            275,606       (76,784)        197,550       1,442,990

Net change in unrealized appreciation of
   investments                                                          2,091,777       422,977       2,261,114        (718,922)
                                                                  ---------------  ------------  --------------   -------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                $     2,367,383  $    346,193  $    2,458,664   $     724,068
                                                                  ===============  ============  ==============   =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                  1996                1995
                                                                                              -------------       --------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                           $    (168,662)      $    (156,485)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Increase (decrease) in payables, net                                                                    505             (17,042)
(Increase) decrease in accrued interest on short-term investments                                    (2,312)                885
(Increase) decrease in receivables                                                                   (7,551)             11,591
                                                                                              -------------       -------------
Cash used for operating activities                                                                 (178,020)           (161,051)
                                                                                              -------------       -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                             (50,000)           (139,000)
Proceeds from the sale of portfolio investments                                                     665,784           1,955,927
Net return (purchase) of short-term investments                                                    (548,125)            596,853
                                                                                              -------------       -------------
Cash provided from investing activities                                                              67,659           2,413,780
                                                                                              -------------       -------------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distribution to Limited Partners                                                                     -          (2,049,600)
                                                                                              -------------       -------------

Increase (decrease) in cash and cash equivalents                                                   (110,361)            203,129
Cash and cash equivalents at beginning of period                                                    261,310             291,508
                                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     150,949       $     494,637
                                                                                              =============       =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1996


                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments            Total
Balance at beginning of period          $   62,194        $  2,405      $   6,154,875       $   2,974,052      $      9,193,526

Net investment loss                         (1,687)            (64)          (166,911)                  -              (168,662)

Net realized gain from portfolio
investments                                  3,663             141            362,408                   -               366,212

Net change in unrealized
appreciation of investments                      -               -                  -           2,261,114             2,261,114
                                        ----------        --------      -------------       -------------      ----------------

Balance at end of period                $   64,170        $  2,482      $   6,350,372(A)    $   5,235,166      $     11,652,190
                                        ==========        ========      =============       =============      ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $1,125. Each unit of limited partnership interest represents an initial capital contribution of $1,000. Additionally, cumulative cash distributions paid to Limited Partners total $250 per unit as of June 30, 1996.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $5.2 million at June 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1996, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.     Portfolio Investments

As of June 30, 1996, the Partnership's investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                      Fair Value               Net Assets*
- -------------------                                   ---------------              ---------------            -----------
Common Stock                                          $     2,625,129              $     7,872,998               68%
Preferred Stock                                             2,498,831                    2,618,128               22%
Debt Securities                                               364,000                      232,000                2%
                                                      ---------------              ---------------           -------
                                                      $     5,487,960              $    10,723,126               92%
                                                      ===============              ===============           =======

Country/Geographic Region
Oklahoma                                              $     3,998,558              $     9,391,709               81%
Non-Oklahoma                                                1,489,402                    1,331,417               11%
                                                      ---------------              ---------------           -------
                                                      $     5,487,960              $    10,723,126               92%
                                                      ===============              ===============           =======

Industry
Publishing                                            $       364,000              $       232,000                2%
Retail - Apparel                                              600,191                      602,256                5%
Food Manufacturing & Distribution                             529,900                    1,753,441               15%
Energy/Natural Gas                                          1,133,743                      800,540                7%
Data Communications                                           600,000                    1,400,000               12%
Environmental Technology                                      525,000                      496,950                4%
Healthcare/Biotechnology                                      921,516                    4,624,329               40%
Measurement Instrumentation                                   813,610                      813,610                7%
                                                      ---------------              ---------------           -------
                                                      $     5,487,960              $    10,723,126               92%
                                                      ===============              ===============           =======

* Percentage of net assets is based on fair value.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1996, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended June 30, 1996, the Partnership received proceeds from the sale of portfolio investments totaling $666,000. Also during the three months ended June 30, 1996, the Partnership invested $50,000 in Americo Publishing, Inc., an existing portfolio company. From August 14, 1989 (commencement of operations) to June 30, 1996, the Partnership had invested $9.2 million in 18 portfolio companies, representing 99% of the original net proceeds to the Partnership.

At June 30, 1996, the Partnership held $800,000 in short-term investments with maturities of less than one year and $151,000 in an interest-bearing cash account. For the quarter ended June 30, 1996, the Partnership earned $7,000 of interest income from such investments. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in short-term securities.

The Partnership will not purchase any new portfolio investments and, in general, will distribute to Partners all proceeds received from the sale of its existing portfolio investments as soon as practicable after receipt, after an adequate reserve for future operating expenses and follow-on investments in existing companies. Funds needed to cover future operating expenses and follow-on investments is expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $276,000 and $198,000, respectively. For the three and six months ended June 30, 1995, the Partnership had a net realized loss from operations of $77,000 and a net realized gain from operations of $1.4 million, respectively. Net realized gain or loss from operations is comprised of
(1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1996, the Partnership had a $366,000 realized gain from portfolio investments. In May 1996, Enerpro International, Inc. merged with Energy Ventures, Inc. ("EVI"), a public company. In connection with the merger, the Partnership received 24,500 shares of EVI common stock for its Enerpro holdings. The Partnership sold such shares in the public market during May 1996 for $738,000 of which $72,000 remains in escrow, the release of which is contingent upon certain events. The Partnership recorded a reserve of $22,000 relating to such contingencies. The Partnership recorded a $366,000 realized gain during the quarter in connection with this transaction.

The Partnership had no realized gains or losses for the three months ended June 30, 1995. For the six months ended June 30, 1995, the Partnership recognized a $1.6 million gain resulting from the sale of its investment in BACE Manufacturing, Inc.
completed in February 1995.

Investment Income and Expenses - For the three months ended June 30, 1996 and 1995, the Partnership had a net investment loss of $91,000 and $77,000, respectively. The increase in net investment loss for the 1996 period compared to the 1995 period primarily resulted from a $9,000 decrease in interest and other income from portfolio investments.

For the six months ended June 30, 1996 and 1995, the Partnership had a net investment loss of $169,000 and $156,000, respectively. The increase in net investment loss for the six months ended June 30, 1996 primarily resulted from a $28,000 decline in investment income partially offset by a $16,000 decline in operating expenses. The decline in investment income included a $16,000 decrease in interest earned from short-term investments resulting from a reduction in funds available for investment in such securities during the 1996 period. Also contributing to the decline in investment income was a $12,000 decrease in interest and other income from portfolio investments resulting from a reduction in the amount of interest bearing securities in the Partnership's portfolio during the 1996 period compared to the same period in 1995. The reduction in operating expenses was due to an $8,000 decrease in professional fees, primarily legal fees, and a $9,000 decline in Independent General Partners ("IGPs") fees and expenses due to a decline in the number of IGP meetings held during the 1996 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended June 30, 1996 and 1995 was $50,000 for each period and the management fee for the six months ended June 30, 1996 and 1995 was $100,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments -For the six months ended June 30, 1996, the Partnership had a $2.5 million net unrealized gain from its portfolio investments primarily resulting from an upward revaluation of UroCor, Inc. resulting from the company's initial public offering completed in May 1996. Offsetting the unrealized gain for the period was the transfer of $200,000 from unrealized gain to realized gain resulting from the sale of Enerpro, as discussed above. As a result, net unrealized appreciation of investments increased by $2.3 million for the six month period.

For the six months ended June 30, 1995, the Partnership had a $673,000 net unrealized gain from its portfolio investments primarily resulting from the upward revaluation of its investment in Data Critical Corp. Additionally during the six months ended June 30, 1995, $1.4 million was transferred from unrealized gain to realized gain relating to the sale of BACE Manufacturing, as discussed above. As a result, net unrealized appreciation of investments decreased $719,000 for the six month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

At June 30, 1996, the Partnership's net assets were $11.7 million, an increase of $2.5 million from $9.2 million at December 31, 1995. The $2.5 million increase was comprised of the $198,000 net realized gain from operations and the $2.3 million increase in unrealized appreciation of investments for the six month period.

At June 30, 1995, the Partnership's net assets were $10.0 million, down $1.4 million from $11.4 million at December 31, 1994. This decrease resulted from the $2,049,600 cash distribution paid to Limited Partners in April 1995 which more than offset the $724,000 increase in net assets resulting from operations for the six month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1996 and December 31, 1995 was $1,125 and $888, respectively.

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

Item 5.       Other Information.

On April 19, 1996, the Partnership acquired an additional 9% promissory note from Americo Publishing, Inc. for $50,000.

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



Date:         August 12, 1996