Form 10-Q
period 1996-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1996-11-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of September 30, 1996 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                   September 30, 1996         December 31,
                                                                                       (Unaudited)                   1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $5,375,960 at
     September 30, 1996 and $5,787,960 at December 31, 1995)                          $    11,159,115          $      8,762,012
   Short-term investments, at amortized cost                                                  747,994                   249,327
Cash and cash equivalents                                                                     269,371                   261,310
Receivable from securities sold                                                                50,528                         -
Accrued interest and other receivables                                                         52,138                    44,653
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    12,279,146          $      9,317,302
                                                                                      ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        55,050          $         39,353
Due to Management Company - Note 4                                                             76,910                    69,423
Due to Independent General Partners - Note 6                                                   14,500                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          146,460                   123,776
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                       63,495                    62,194
Individual General Partners                                                                     2,456                     2,405
Limited Partners (10,248 Units)                                                             6,283,580                 6,154,875
Unallocated net unrealized appreciation of investments - Note 2                             5,783,155                 2,974,052
                                                                                      ---------------          ----------------
   Total partners' capital                                                                 12,132,686                 9,193,526
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    12,279,146          $      9,317,302
                                                                                      ===============          ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1996

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000     $              0
8% Demand Promissory Note                                                                           30,000                    0
9% Demand Promissory Notes                                                                         109,000                    0
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company(A)
275,317 shares of Common Stock                                           Oct. 1992                 600,191              867,359
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
637,500 shares of Preferred Stock                                        April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                756,095              756,095
44,227 shares of Common Stock                                                                       57,515               57,515
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)(C)
118,000 shares of Common Stock                                           Sept. 1991                413,000              442,500
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              333,204
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,587,782
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*(A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            4,702,513
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               64,811
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.
21,052 shares of Common Stock                                            July 1994                     211              480,000
-------------------------------------------------------------------------------------------------------------------------------

Totals                                                                                      $    5,375,960     $     11,159,115
                                                                                            ===================================

 (A) Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) In September 1996, the Partnership sold 32,000 shares of Envirogen common stock for $115,949, realizing a gain of $3,949.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,

                                                                        1996          1995            1996           1995
                                                                   -------------  ------------  --------------  ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $      11,737  $     10,150  $       24,594  $        39,333
   Interest and other income from portfolio investments                        -        11,081           8,782           31,685
                                                                   -------------  ------------  --------------  ---------------
   Totals                                                                 11,737        21,231          33,376           71,018
                                                                   -------------  ------------  --------------  ---------------

   Expenses:
   Management fee - Note 4                                                50,000        50,000         150,000          150,000
   Professional fees                                                      15,350         4,958          60,848           58,913
   Independent General Partners' fees - Note 6                            14,569        18,503          44,385           56,912
   Mailing and printing                                                    1,790         3,431          13,504           13,636
   Custodial fees                                                          1,470         1,294           4,335            4,747
   Miscellaneous                                                               -           920             408            1,170
                                                                   -------------  ------------  --------------  ---------------
   Totals                                                                 83,179        79,106         273,480          285,378
                                                                   -------------  ------------  --------------  ---------------

NET INVESTMENT LOSS                                                      (71,442)      (57,875)       (240,104)        (214,360)

Net realized gain from portfolio investments                               3,949       383,919         370,161        1,983,394
                                                                   -------------  ------------  --------------  ---------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners) - Note 3                           (67,493)      326,044         130,057        1,769,034

Net change in unrealized appreciation of investments                     547,989       221,280       2,809,103         (497,642)
                                                                   -------------  ------------  --------------  ---------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                 $     480,496  $    547,324  $    2,939,160  $     1,271,392
                                                                   =============  ============  ==============  ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                   1996               1995
                                                                                              --------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (240,104)     $    (214,360)
Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in payables, net                                                                  22,684             (2,270)
Increase in accrued interest on short-term investments                                                  (719)            (2,187)
(Increase) decrease in receivables                                                                    (7,585)               810
                                                                                              ---------------     -------------
Cash used for operating activities                                                                  (225,724)          (218,007)
                                                                                              ---------------     -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                              (50,000)          (198,900)
Proceeds from the sale of portfolio investments                                                      781,733          2,652,329
Net purchase of short-term investments                                                              (497,948)          (199,563)
                                                                                              --------------      -------------
Cash provided from investing activities                                                              233,785          2,253,866
                                                                                              --------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Limited Partners                                                                      -         (2,049,600)
                                                                                              --------------      -------------

Increase (decrease) in cash and cash equivalents                                                       8,061            (13,741)
Cash and cash equivalents at beginning of period                                                     261,310            291,508
                                                                                              --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      269,371      $     277,767
                                                                                              ==============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1996


                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments            Total

Balance at beginning of period          $   62,194        $  2,405      $   6,154,875       $   2,974,052      $      9,193,526

Net investment loss                         (2,401)            (92)          (237,611)                  -              (240,104)

Net realized gain from portfolio
investments                                  3,702             143            366,316                   -               370,161

Net change in unrealized
appreciation of investments                      -               -                  -           2,809,103             2,809,103
                                        ----------        --------      -------------       -------------      ----------------

Balance at end of period                $   63,495        $  2,456      $   6,283,580 (A)   $   5,783,155      $     12,132,686
                                        ==========        ========      =============       =============      ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $1,172. Each unit of limited partnership interest represents an initial capital contribution of $1,000. Additionally, cumulative cash distributions paid to Limited Partners total $250 per unit as of September 30, 1996.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $5.8 million as of September 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1996, other timing differences totaling $1.2 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

7.     Portfolio Investments

As of September 30, 1996, the Partnership's investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                      Fair Value               Net Assets*
-------------------                                   ---------------              ---------------            -----------
Common Stock                                          $     2,513,129              $     8,526,159               70%
Preferred Stock                                             2,498,831                    2,632,956               22%
Debt Securities                                               364,000                            0                0%
                                                      ---------------              ---------------           -------
                                                      $     5,375,960              $    11,159,115               92%
                                                      ===============              ===============           =======
Country/Geographic Region
Oklahoma                                              $     3,998,558              $     9,369,256               77%
Non-Oklahoma                                                1,377,402                    1,789,859               15%
                                                      ---------------              ---------------           -------
                                                      $     5,375,960              $    11,159,115               92%
                                                      ===============              ===============           =======
Industry
Publishing                                            $       364,000              $             0                0%
Retail - Apparel                                              600,191                      867,359                7%
Food Manufacturing & Distribution                             529,900                    1,587,782               13%
Energy/Natural Gas                                          1,133,743                      800,540                7%
Data Communications                                           600,000                    1,400,000               11%
Environmental Technology                                      413,000                      442,500                4%
Healthcare/Biotechnology                                      921,516                    5,247,324               43%
Measurement Instrumentation                                   813,610                      813,610                7%
                                                      ---------------              ---------------           -------
                                                      $     5,375,960              $    11,159,115               92%
                                                      ===============              ===============           =======

* Percentage of net assets is based on fair value.

8.  Subsequent Event - Cash Distribution

Subsequent to the end of the quarter, on November 7, 1996, the General Partners approved a cash distribution to Partners totaling $517,576. Limited Partners will receive $512,400, or $50 per Unit, and the General Partners will receive $5,176. The distribution will be paid in January 1997 to Limited Partners of record on December 31, 1996.

9.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1996, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1996, the Partnership held $1.0 million in cash and short-term investments comprised of $748,000 in short-term investments with maturities of less than one year and $269,000 in an interest-bearing cash account. For the three and nine months ended September 30, 1996, the Partnership earned interest income from such investments totaling $12,000 and $25,000, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in short-term securities.

Subsequent to the end of the quarter, on November 7, 1996, the General Partners approved a cash distribution to Partners totaling $517,576. Limited Partners will receive $512,400, or $50 per Unit, and the General Partners will receive $5,176. The distribution will be paid in January 1997 to Limited Partners of record on December 31, 1996.

The Partnership will not purchase any new portfolio investments. In general, after an adequate reserve for future operating expenses and follow-on investments in existing companies is determined, the Partnership will distribute to Partners the remaining proceeds received from the sale of its portfolio investments as soon as practicable after receipt. Funds needed to cover future operating expenses and follow-on investments is expected to be obtained from existing cash reserves, interest and other investment income received and proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership had a net realized loss from operations of $67,000 and a net realized gain from operations of $130,000, respectively. For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from operations of $326,000 and $1.8 million, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1996, the Partnership had a realized gain from portfolio investments of $4,000 and $370,000, respectively. In September 1996, the Partnership sold 32,000 shares of Envirogen, Inc. in the public market for $116,000, realizing a gain of $4,000. In May 1996, Enerpro International, Inc. merged with Energy Ventures, Inc. ("EVI"), a public company. In connection with the merger, the Partnership received 24,500 shares of EVI common stock for its Enerpro holdings. The Partnership sold such shares in the public market in May 1996 for $738,000. Pursuant to the merger agreement, $72,000 of such proceeds is being held in escrow, the release of which is contingent upon certain events. The Partnership recorded a reserve of $22,000 relating to such contingencies and recognized a $366,000 realized gain in connection with this transaction during the three months ended June 30, 1996.

For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from portfolio investments of $384,000 and $2.0 million, respectively. In July 1995, the Partnership sold its 15,491 common shares of Eckerd Corporation in the public market for $480,000, realizing a gain of $337,000. In September 1995, the Partnership sold its remaining 90,000 Envirogen, Inc. common stock warrants for gross proceeds of $39,000, which resulted in a realized gain of $39,000. In August 1995, the Partnership received a final payment of $216,000 relating to the February 1995 sale of its investment in BACE Manufacturing, Inc., resulting in a realized gain of $8,000. In February 1995, the Partnership recognized a $1.6 million gain from the initial $1.9 million payment relating to the sale of its investment in BACE Manufacturing.

Investment Income and Expenses - For the three months ended September 30, 1996 and 1995, the Partnership had a net investment loss of $71,000 and $58,000, respectively. The increase in net investment loss for the 1996 period compared to the 1995 period included a $9,000 decrease in investment income and a $4,000 increase in operating expenses for the 1996 period.

For the nine months ended September 30, 1996 and 1995, the Partnership had a net investment loss of $240,000 and $214,000, respectively. The increase in net investment loss resulted from a $38,000 decline in investment income, which was partially offset by a $12,000 decline in operating expenses for the 1996 period compared to the same period in 1995. The decline in investment income included a $15,000 decrease in interest earned from short-term investments resulting from a reduction in funds available for investment in such securities during the 1996 period. Also contributing to the decline in investment income was a $23,000 decrease in interest and other income from portfolio investments, resulting from a reduction in interest earned from interest bearing debt securities in the Partnership's portfolio during the 1996 period compared to the same period in 1995. The reduction in operating expenses for the 1996 period primarily resulted from a $13,000 decrease in Independent General Partners ("IGPs") fees and expenses due to a decline in the number of IGP meetings held during the 1996 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended September 30, 1996 and 1995 was $50,000 for each period and the management fee for the nine months ended September 30, 1996 and 1995 was $150,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds needed to cover further operations will be obtained from the Partnership's existing cash reserves, interest and other investment income received and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the nine months ended September 30, 1996, the Partnership had a $3.0 million net unrealized gain from its portfolio investments, primarily resulting from an upward revaluation of its investment in UroCor, Inc. resulting from the company's initial public offering, which was completed in May 1996. Offsetting the unrealized gain for the period was the net transfer of $194,000 from unrealized gain to realized gain resulting from the sale of the Partnership's Enerpro and Envirogen securities, as discussed above. As a result, net unrealized appreciation of investments increased $2.8 million for the nine month period.

For the nine months ended September 30, 1995, the Partnership had a $1.2 million net unrealized gain from its portfolio investments, primarily resulting from the upward revaluation of its investments in Data Critical Corp. and Envirogen, Inc. Additionally, for the nine month period, $1.7 million of unrealized gain was transferred to realized gain due to the sale of the Partnership's investments in BACE Manufacturing and Eckerd, as discussed above. As a result, net unrealized appreciation of investments declined $498,000 for the nine month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 1996, the Partnership's net assets were $12.1 million, representing an increase of $2.9 million from $9.2 million at December 31, 1995. The $2.9 million increase was comprised of the $2.8 million increase in net unrealized appreciation of investments and the $130,000 net realized gain from operations for the nine month period.

For the nine months ended September 30, 1995, the Partnership had a $1.3 million net increase in net assets resulting from operations, comprised of the $1.8 million net realized gain from operations offset by the $498,000 decrease in net unrealized appreciation of investments for the nine month period. As of September 30, 1995, the Partnership's net assets were $10.1 million, down $1.3 million from $11.4 million at December 31, 1994. This decrease resulted from the $2,050,000 cash distribution paid to Limited Partners in April 1995 and the accrued cash distribution of $539,000 paid to Partners in October 1995, which more than offset the $1.3 million increase in net assets resulting from operations for the nine month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1996 and December 31, 1995 was $1,172 and $888, respectively.

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

Not applicable.

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



Date:         November 14, 1996