Form 10-K
period 1996-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1997-03-27
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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

                      Units of Limited Partnership Interest
===============================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, 10,248 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.





                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I, Part II and Part III hereof.

                                     PART I


Item 1.       Business.

Formation

ML Oklahoma Venture Partners, Limited Partnership (the "Partnership" or the "Registrant") was organized under the Revised Uniform Limited Partnership Act of the State of Oklahoma on July 15, 1988. MLOK Co., Limited Partnership (the "Managing General Partner") and four individuals (the "Individual General Partners") are the general partners of the Partnership. The Managing General Partner is an Oklahoma limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch").

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

The Partnership was organized as a "qualified venture capital company" under Oklahoma law and, therefore, was required to invest over 55% of its capitalization in companies which constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, the Partnership's limited partners (the "Limited Partners") were entitled to a credit against their 1989 Oklahoma state income tax in an amount equal to 20% of their original investment in the Partnership. From its inception through December 31, 1996, the Partnership had invested $9.3 million in 18 portfolio investments of which approximately $5.8 million or 62.8% represents investments in Oklahoma business ventures.

The Partnership publicly offered, through Merrill Lynch, 25,000 units of limited partnership interest at $1,000 per unit (the "Units"). The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-24547), which was declared effective on December 1, 1988. The Partnership completed its offering on August 14, 1989. A total of 10,248 Units were sold to the Limited Partners. Gross capital contributions to the Partnership total $10,355,556; $10,248,000 from the Limited Partners, $103,556 from the Managing General Partner and $4,000 from the Individual General Partners.

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

The Venture Capital Investments

During 1996, the Partnership purchased venture capital investments totaling $151,000 in three existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1996, the Partnership had invested $9.3 million in 18 portfolio companies. The Partnership has now fully invested its original net proceeds from the offering of Units and will not make investments in any new portfolio companies. However, it is anticipated that the Partnership will make additional follow-on investments in existing portfolio companies as required. As of December 31, 1996, the Partnership's investment portfolio consisted of ten active investments with a cost basis of $5.5 million and a fair value of $10.5 million. From its inception to December 31, 1996, the Partnership had liquidated investments with an aggregate cost basis of $3.8 million. These liquidated investments returned $3.9 million for a cumulative net realized gain of $133,000 as of December 31, 1996.

In April 1996, the Partnership acquired an additional 9% promissory note from Americo Publishing, Inc. for $50,000.

In  October  1996,  the  Partnership   purchased  125,000  shares  of  Series  C
convertible participating preferred stock of Data Critical Corp. for $100,000.

In connection with a reverse stock split effetced by ZymeTx, Inc. in May 1996, the Partnership exchanged its 21,052 shares of the company's common stock for 18,315 common shares. The Partnership purchased an additional 1,200,000 shares of ZymeTx common stock in December 1996 for $1,200.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. There is no established public trading market for the Units as of March 21, 1997. The approximate number of holders of Units as of March 21, 1997 is 1,131. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

The Registrant's partnership agreement contains limitations on the transferability of Units which are designed to prevent the Registrant from being deemed a "publicly traded partnership" ("PTP") subject to taxation as a corporation. Such agreement provides that no purported transfer of a Unit will be recognized if such transfer, together with all other transfers during the same taxable year of the Registrant, would result in, among other things, the transfer of more than 5% of the Units (excluding exempt transfers such as gifts, inheritances or transfers among family members). Through March 24, 1997, 4.01% of the Units had been transferred during 1997 (excluding exempt transfers). As a result, if and when transfers (excluding exempt transfers) of Units during 1997 aggregate 5% of the Units, subsequent thereto no further transfers of Units will be permitted during 1997 (except for exempt transfers).

Effective November 9, 1992, Registrant was advised that Merrill Lynch introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statement, and on (ii) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statement of the same year.

The Managing General Partner's estimate of net asset value as of December 31, 1996 is $1,035 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at fiscal year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value upon the liquidation of the Registrant's assets over its remaining life.

On November 7, 1996, the General Partners approved a cash distribution to Partners totaling $517,576. The cash distribution was paid on January 21, 1997. Limited Partners of record on December 31, 1996 received $512,400, or $50 per Unit, and the General Partners received $5,176. During 1995, the Partnership made cash distributions to Partners totaling $2,588,889. The Limited Partners received $2,562,000, or $250 per Unit, and the General Partners received $26,889. There were no cash distributions to Partners during the period from August 14, 1989 (commencement of operations) to December 31, 1994. The information under the heading "Distributions" contained in the section entitled "Partnership Distributions and Allocations" on pages 35 and 36 of the Prospectus is incorporated herein by reference.

Item 6.       Selected Financial Data.

($ in thousands, except for per Unit information)

                                                                           Years ended December 31,
                                                            1996          1995             1994           1993          1992
                                                          --------      ----------      ---------       --------      ------

Net investment loss                                       $   (373)     $     (289)     $    (143)      $   (159)     $    (110)

Realized gain (loss) on investments                            370           1,651           (272)        (1,043)             -

Net change in unrealized appreciation
(depreciation) of investments                                2,046            (950)         3,424           (388)         1,167

Total assets                                                11,427           9,317         11,472          8,483         10,063

Net unrealized appreciation of investments                   5,020           2,974          3,924            500            888

Cash distributions to Partners (paid & accrued)                518           2,589              -              -              -

Cumulative cash distributions to Partners                    3,107           2,589              -              -              -

Cost of portfolio investments purchased                        151             213          1,121          2,543          2,400

Cumulative cost of portfolio investments
purchased                                                    9,269           9,118          8,905          7,784          5,241

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net investment loss                                       $    (37)        $   (28)       $   (14)        $  (15)       $   (11)

Realized gain (loss) on investments                             36             159            (26)          (101)             -

Cash distributions to Partners                                  50             250              -              -              -

Cumulative cash distributions to Partners                      300             250              -              -              -

Net unrealized appreciation of investments                     485             287            379             48             86

Net asset value, including net unrealized
appreciation of investments                                  1,035             888          1,098            807            961

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 1996, the Partnership held $499,000 in short-term investments with maturities of less than one year and $381,000 in an interest-bearing cash account. Interest earned on such investments for the years ended December 31, 1996, 1995 and 1994 was $36,000, $47,000, and $40,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1996, the Partnership made follow-on investments totaling $151,200 in three existing portfolio companies. The Partnership has fully invested its original net proceeds and will not make any investments in new portfolio companies. Generally, the Partnership will distribute to Partners all proceeds received from the sale of portfolio investments, after an adequate reserve for future operating expenses, as soon as practicable after receipt. Funds needed to cover the Partnership's future operating expenses and follow-on investments in existing companies is expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

In November 1996, the General Partners approved a cash distribution to Partners totaling $517,576; $512,400 or $50 per Unit to Limited Partners and $5,176 to the General Partners. The distribution was paid in January 1997 to Limited Partners of record on December 31, 1996. Cumulative cash distributions, including the distribution paid in January 1997, total $3,106,465; $3,074,400 or $300 per Unit to Limited Partners and $32,065 to the General Partners.

Results of Operations

For the year ended December 31, 1996, the Partnership had a net realized loss from operations of $2,400. For the years ended December 31, 1995 and 1994, the Partnership had a net realized gain from operations of $1.4 million and a net realized loss from operations of $415,000, respectively. Net realized gain or loss from operations is comprised of (1) net realized gains or losses from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1996, the Partnership had a net realized gain from portfolio investments of $370,000. During the year, Enerpro International, Inc. merged with Energy Ventures, Inc. ("EVI"), a public company. In connection with the merger, the Partnership received 24,500 shares of EVI common stock for its Enerpro holdings. The Partnership sold such shares in the public market for $738,000. Additionally, pursuant to the merger agreement, $72,000 of such proceeds is being held in escrow, the release of which is contingent upon certain events. The Partnership recorded a reserve of $22,000 relating to such contingencies and, therefore, recognized a $366,000 realized gain on a net basis in connection with this transaction. Additionally during the year, the Partnership sold 32,000 shares of Envirogen, Inc. in the public market for $116,000, realizing a gain of $4,000.

For the year ended December 31, 1995, the Partnership had a $1.7 million net realized gain from its portfolio investments. In February 1995, the Partnership sold its investment in BACE Manufacturing, Inc., for $2.1 million, realizing a gain of $1.6 million. In July 1995, the Partnership sold its 15,491 shares of Eckerd Corporation common stock for $480,000, realizing a gain of $337,000. Additionally in September 1995, the Partnership sold its remaining 90,000 common stock warrants of Envirogen for $39,000, realizing a gain of $39,000. Finally, in December 1995, the Partnership wrote-off its $325,000 investment in Great Outdoors Publishing Inc. due to continued business and financial difficulties at the company.

For the year ended December 31, 1994, the Partnership had a $272,000 net realized loss from its portfolio investments. In June 1994, the Partnership sold 10,000 common stock warrants of Envirogen in the public market for $6,000, realizing a gain of $6,000. Additionally during June 1994, the Partnership's warrants to purchase common stock of C.R. Anthony Company expired unexercised, resulting in a realized loss of $2,175. During 1994, Sports Tactics International, Inc. ceased operations. In connection with the liquidation of the company, the Partnership received payments totaling $19,000, resulting in a realized loss of $81,000 on its investment in the company. Also during 1994, Symex Corp. ceased operations resulting in the write-off of the Partnership's remaining $146,000 debt investment in the company. Finally, in December 1994, the Partnership sold its investment in QuanTem Laboratories, Inc. in a private transaction for $26,000, realizing a loss of $49,000.

Investment Income and Expenses - For the years ended December 31, 1996, 1995 and 1994, the Partnership had a net investment loss of $373,000, $289,000 and $143,000, respectively. The $84,000 increase in net investment loss for 1996 compared to 1995 resulted from a $100,000 decline in investment income partially offset by a $16,000 decline in operating expenses for 1996 compared to 1995. The decline in investment income primarily resulted from the write-off of a $51,000 accrued interest receivable relating to promissory notes due from Americo Publishing, Inc., which were fully reserved for in 1996. Also contributing to the decline in investment income was a $10,000 decrease in interest from short-term investments resulting from a reduction in funds available for investment in such securities during 1996. The reduction in operating expenses for 1996 primarily resulted from a $12,000 decrease in Independent General Partners ("IGPs") fees and expenses due to a decline in the number of IGP meetings held during 1996.

 The $146,000 increase in net investment loss for 1995 compared to 1994, resulted from a $100,000 decline in investment income and a $46,000 increase in operating expenses for 1995 compared to 1994. The decrease in investment income primarily was the result of a decrease in interest and dividend income from portfolio investments. Interest from portfolio investments declined from $76,000 in 1994 to $48,000 in 1995 due to a decline in the amount of portfolio debt securities outstanding during 1995 compared to 1994, resulting from the conversion or liquidation of several portfolio debt securities during 1995. Additionally, dividend income declined $79,000 for 1995 compared to 1994. The Partnership received $43,000 of dividend income in 1994 from its BACE Manufacturing investment, which was sold in February 1995. Additionally, the Partnership received a $36,000 one-time dividend from Diagnetics, Inc. in 1994. The $46,000 increase in operating expenses for 1995 compared to 1994 resulted from a $53,000 increase in professional fees and Independent General Partners' fees partially offset by a $7,000 decrease in other expenses.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for each year ended December 31, 1996, 1995 and 1994, was $200,000.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $2.2 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of certain portfolio investments, primarily UroCor, Inc., which completed its initial public offering in May 1996. Offsetting the unrealized gain for 1996 was the net transfer of $194,000 from unrealized gain to realized gain resulting from the sale of the Partnership's Enerpro and Envirogen securities as discussed above. As a result, net unrealized appreciation of investments increased $2.0 million for 1996.

For the year ended December 31, 1995, the Partnership had a $465,000 net unrealized gain resulting from the net upward revaluation of certain portfolio investments. Additionally during 1995, $1.4 million was transferred to realized gain from unrealized gain resulting from portfolio investments sold or written-off during 1995, as discussed above. The $1.4 million net transfer from unrealized gain to realized gain, offset by the $465,000 addition to unrealized gain resulted in a $950,000 decrease to net unrealized appreciation of investments for 1995.

For the year ended December 31, 1994, the Partnership had a $3.1 million net unrealized gain primarily resulting from the net upward revaluation of certain portfolio investments, primarily BACE Manufacturing and Silverado Foods, Inc. Additionally during 1994, $297,000 was transferred from unrealized loss to realized loss relating to portfolio investments sold and written-off during 1994, as discussed above. The $3.1 million unrealized gain and the $297,000 net transfer from unrealized loss to realized loss, resulted in a $3.4 million increase to net unrealized appreciation of investments for 1994.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation of portfolio investments.

For the year ended December 31, 1996, the Partnership had a $2.0 million increase in net assets resulting from operations, primarily due to the $2.0 million increase in net unrealized appreciation for 1996. As of December 31, 1996, the Partnership's net assets were $10.7 million, up $1.5 million from $9.2 million as of December 31, 1995. This increase reflects the $2.0 million increase in net assets from operations exceeding the accrued cash distribution of $518,000 paid to Partners in January 1997.

As of December 31, 1995, the Partnership had a $412,000 increase in net assets resulting from operations, comprised of the $1.4 million net realized gain from operations partially offset by the $950,000 net decrease in unrealized appreciation for 1995. As of December 31, 1995, the Partnership's net assets were $9.2 million, down $2.2 million from $11.4 million as of December 31, 1994. This decrease reflects the $2.6 million of cash distributions paid to Partners during 1995 exceeding the $412,000 increase in net assets resulting from operations for 1995.

As of December 31, 1994, the Partnership's net assets were $11.4 million, reflecting an increase of $3.0 million from $8.4 million at December 31, 1993. This increase reflects the $3.4 million increase in net unrealized appreciation of investments partially offset by the $415,000 net realized loss from operations for 1994.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1996, 1995 and 1994 was $1,035, $888 and $1,098, respectively.

Summary of Changes to Net Assets for the Year Ended December 31, 1996

Portfolio transactions completed during 1996, resulted in a realized gain of $370,161. As shown below, these transactions returned $438,896 to the Partnership and increased its net asset value for the year by $393,265. Net upward revaluations of the Partnership's remaining portfolio investments during 1996, further increased net asset value by $2,022,528. The completed portfolio transactions and revaluations increased the Partnership's net asset value on a net basis by $2,415,793 for 1996. This increase in net assets from portfolio transactions for 1996 was offset by the $372,550 net investment loss for the year.

                                                                                      Return/
                                                           Fair Value               Fair Value                  Effect on
Investment                                                at 12/31/95*              at 12/31/96                Net Assets

Sales for the year ended 12/31/96:
Enerpro                                                   $     350,000           $      716,212            $       366,212
Envirogen                                                        88,896                  115,949                     27,053
                                                          -------------           --------------            ---------------
Sub-total from sales                                    $       438,896           $      832,161                    393,265
                                                        ===============           ==============            ---------------

Revaluations for the year ended 12/31/96:
Americo                                                         232,000                        0                   (232,000)
C.R. Anthony                                                    600,191                1,293,990                    693,799
Data Critical                                                 1,500,000                1,500,000                          0
Diagnetics                                                      813,610                  406,805                   (406,805)
Envirogen                                                       327,804                  398,250                     70,446
Excel Energy Tech.                                              538,907                  166,602                   (372,305)
Independent Gas Co.                                             467,336                  467,336                          0
Silverado                                                     1,614,245                1,455,467                   (158,778)
UroCor                                                        2,378,812                4,328,394                  1,949,582
ZymeTx                                                            1,411                  480,000                    478,589
                                                                                                            ---------------
Sub-total from revaluations                                                                                       2,022,528
                                                                                                            ---------------
Sub-total from portfolio transactions                                                                             2,415,793

Net investment loss for the year ended 12/31/96                                                                    (372,550)
                                                                                                            ---------------

Net Change to Net Assets for the Year Ended 12/31/96                                           $            2,043,243
                                                                                               ======================

* Adjusted for follow-on investments made during 1996.

Item 8.       Financial Statements and Supplementary Data.

                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1996 and 1995

Schedule of Portfolio Investments as of December 31, 1996

Schedule of Portfolio Investments as of December 31, 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Oklahoma Venture Partners, Limited Partnership:

We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1996 and 1995 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $10,098,594 and $8,345,312 as of December 31, 1996 and 1995, respectively, representing 94.2% and 90.8% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 21, 1997

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31,


                                                                                                1996                 1995
                                                                                            --------------     ----------
ASSETS

Investments - Notes 2 and 9
   Portfolio investments, at fair value (cost $5,477,160 as of
      December 31, 1996 and $5,787,960 as of December 31, 1995)                           $     10,496,844      $     8,762,012
   Short-term investments, at amortized cost - Note 8                                              498,737              249,327
Cash and cash equivalents                                                                          380,685              261,310
Receivable from securities sold                                                                     50,528                    -
Accrued interest receivable                                                                              -               44,653
                                                                                          ----------------      ---------------

TOTAL ASSETS                                                                              $     11,426,794      $     9,317,302
                                                                                          ================      ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $        517,576
Accounts payable                                                                                    84,160      $        39,353
Due to Management Company - Note 4                                                                  90,365               69,423
Due to Independent General Partners - Note 6                                                        15,500               15,000
                                                                                          ----------------      ---------------
   Total liabilities                                                                               707,601              123,776
                                                                                          ----------------      ---------------

Partners' Capital:
Managing General Partner                                                                            57,186               62,194
Individual General Partners                                                                          2,213                2,405
Limited Partners (10,248 Units)                                                                  5,640,110            6,154,875
Unallocated net unrealized appreciation of investments - Note 2                                  5,019,684            2,974,052
                                                                                          ----------------      ---------------
   Total partners' capital                                                                      10,719,193            9,193,526
                                                                                          ----------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     11,426,794      $     9,317,302
                                                                                          ================      ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1996
                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
8%-10% Promissory Demand Notes                                           Feb. 1994          $      364,000     $              0
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company(A)(C)
275,317 shares of Common Stock                                           Oct. 1992                 600,191            1,293,990
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)(D)
314,807 shares of Preferred Stock                                        April 1991                756,115              406,805
44,227 shares of Common Stock                                                                       57,495                    0
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)(E)
118,000 shares of Common Stock                                           Sept. 1991                413,000              398,250
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              166,602
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,455,467
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*(A)(B)(F)
496,635 shares of Common Stock                                           May 1991                  921,305            4,274,393
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               54,001
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc. (B)(G)
1,218,315 shares of Common Stock                                         July 1994                   1,411              480,000
-------------------------------------------------------------------------------------------------------------------------------
Totals(H)                                                                                   $    5,477,160     $     10,496,844
                                                                                            ===================================

 (A) Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the year, C.R. Anthony Company common shares became listed securities on the NASDAQ National Market System.

(D) The Partnership received 22,814 common shares of Diagnetics, Inc. as a result of stock distributions made by the company in February and May 1996.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS, CONTINUED
As of December 31, 1996


(E) In September 1996, the Partnership sold 32,000 shares of Envirogen common stock for $115,949, realizing a gain of $3,949.

(F) In May 1996, UroCor, Inc. completed its initial public offering at $11.00 per share. In connection with the offering, the Partnership exchanged its 474,007 shares of preferred stock for 496,635 common shares of the company.

(G) In connection with a reverse stock split effetced by ZymeTx, Inc. in May 1996, the Partnership exchanged its 21,052 shares of the company's common stock for 18,315 common shares. The Partnership purchased an additional 1,200,000 shares of ZymeTx common stock in December 1996 for $1,200.

(H) In May 1996, Enerpro International, Inc. was acquired by Energy Ventures, Inc. ("EVI"), a public company. In exchange for its Enerpro holdings, the Partnership received 24,500 shares of EVI common stock. In June 1996, the Partnership sold its EVI shares for $737,867, of which $72,183 remains in escrow, the release of which is contingent upon certain events. The Partnership has recorded a reserve of $21,655 relating to such contingencies.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1995

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
10% Demand Promissory Note                                               Feb. 1994          $      225,000      $       112,500
8% Demand Promissory Note                                                                           30,000               15,000
9% Demand Promissory Notes                                                                          59,000               54,500
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company
275,317 shares of Common Stock                                           Oct. 1992                 600,191              600,191
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
637,500 shares of Preferred Stock                                        April 1993                600,000            1,050,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                785,753              785,753
21,413 shares of Common Stock                                                                       27,857               27,857
-------------------------------------------------------------------------------------------------------------------------------
Enerpro International, Inc.*
35,000 shares of Preferred Stock                                         Aug. 1993                 350,000              350,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
150,000 shares of Common Stock                                           Sept. 1991                525,000              416,700
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              538,907
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,614,245
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*
474,007 shares of Preferred Stock                                        May 1991                  921,305            2,370,035
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0                8,777
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(B)
21,052 shares of Common Stock                                            July 1994                     211                  211
-------------------------------------------------------------------------------------------------------------------------------

Totals                                                                                      $    5,787,960      $     8,762,012
                                                                                            ===================================

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

===============================================================================
ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
===============================================================================
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1996             1995               1994
                                                                            -------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                    $       36,435       $     46,514    $        40,371
   Interest and other income (loss) from portfolio investments                    (41,709)            48,342             75,684
   Dividend income                                                                      -                  -             78,890
                                                                           --------------       ------------    ---------------
   Total investment income                                                         (5,274)            94,856            194,945
                                                                           ---------------      ------------    ---------------

   Expenses:

   Management fee - Note 4                                                        200,000            200,000            200,000
   Professional fees                                                               82,193             86,850             52,799
   Independent General Partners' fees - Note 6                                     60,183             72,245             52,826
   Mailing and printing                                                            16,392             17,483             18,566
   Amortization of deferred organizational costs - Note 2                               -                  -              5,964
   Custodial fees                                                                   5,735              5,938              6,664
   Miscellaneous                                                                    2,773              1,170              1,180
                                                                           --------------       ------------    ---------------
   Total expenses                                                                 367,276            383,686            337,999
                                                                           --------------       ------------    ---------------

NET INVESTMENT LOSS                                                              (372,550)          (288,830)          (143,054)

Net realized gain (loss) from investments                                         370,161          1,650,738           (271,775)
                                                                           --------------       ------------    ---------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                                (2,389)         1,361,908           (414,829)

Net change in unrealized appreciation of investments                            2,045,632           (949,912)         3,424,316
                                                                           --------------       ------------    ---------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                         $    2,043,243       $    411,996    $     3,009,487
                                                                           ==============       ============    ===============



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                   1996              1995             1994
                                                                              --------------    -------------     --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                           $     (372,550)   $    (288,830)    $    (143,054)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Increase (decrease) in payables                                                       66,249           22,034           (20,226)
Amortization of deferred organizational costs                                              -                -             5,964
(Increase) decrease in accrued interest on short-term investments                     (4,880)             489                18
Decrease (increase) in receivables and other assets                                   44,653            5,866           (15,638)
                                                                              --------------    -------------     -------------
Cash used for operating activities                                                  (266,528)        (260,441)         (172,936)
                                                                              --------------    -------------     -------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                             (151,200)        (212,807)       (1,121,489)
Proceeds from the sale of portfolio investments                                      781,633        2,684,017            25,113
Net return from (purchase of) short-term investments                                (244,530)         347,922           399,987
Repayment of investments in notes                                                          -                -           280,000
                                                                              --------------    -------------     -------------
Cash provided from (used for) investing activities                                   385,903        2,819,132          (416,389)
                                                                              --------------    -------------     -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                        -    (2,588,889)       -
                                                                              --------------    ----------   ------

Increase (decrease) in cash and cash equivalents                                     119,375          (30,198)         (589,325)
Cash and cash equivalents at beginning of period                                     261,310          291,508           880,833
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      380,685    $     261,310     $     291,508
                                                                              ==============    =============     =============




See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December  31, 1994, 1995 and 1996

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners        of Investments           Total
Balance as of December 31, 1993          $   78,613       $  3,038       $   7,779,633(A)    $     499,648      $    8,360,932

Net investment loss                          (1,431)           (55)           (141,568)                  -            (143,054)

Net realized loss from investments           (2,718)          (105)           (268,952)                  -            (271,775)

Net change in unrealized
appreciation of investments                       -              -                   -           3,424,316           3,424,316
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1994              74,464          2,878           7,369,113(A)        3,923,964          11,370,419

Cash distribution, paid
April 17, 1995                                    -              -          (2,049,600)                  -          (2,049,600)

Cash distribution, paid
October 19, 1995                            (25,889)        (1,000)           (512,400)                  -            (539,289)

Net investment loss                          (2,888)          (111)           (285,831)                  -            (288,830)

Net realized gain from investments           16,507            638           1,633,593                   -           1,650,738

Net change in unrealized
appreciation of investments                       -              -                   -            (949,912)           (949,912)
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1995              62,194          2,405           6,154,875(A)        2,974,052           9,193,526

Accrued cash distribution, paid
January 21, 1997                             (4,984)          (192)           (512,400)                  -            (517,576)

Net investment loss                          (3,726)          (143)           (368,681)                  -            (372,550)

Net realized gain                             3,702            143             366,316                   -             370,161

Net change in unrealized
appreciation of investments                       -              -                   -           2,045,632           2,045,632
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1996          $   57,186       $  2,213       $   5,640,110(A)    $   5,019,684      $   10,719,193
                                         ==========       ========       =============       =============      ==============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net appreciation of investments, was $1,035, $888 and $1,098 as of December 31, 1996, 1995 and 1994, respectively. Cumulative cash distributions paid to Limited Partners, including the accrued cash distribution paid in January 1997, totaled $300 per Unit as of December 31, 1996.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $5.0 million as of December 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1996, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.       Cash Distributions

On November 7, 1996, the General Partners approved a cash distribution to Partners totaling $517,576. The cash distribution was paid on January 21, 1997. Limited Partners of record on December 31, 1996 received $512,400, or $50 per Unit, and the General Partners received $5,176. Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1996 are listed below:

                                                           General              Limited              Per $1,000
Distribution Date                                         Partners             Partners                 Unit

April 17, 1995                                          $         0         $    2,049,600           $    200
October 19, 1995                                             26,889                512,400                 50
January 21, 1997 (accrued as of 12/31/96)                     5,176                512,400                 50
                                                        -----------         --------------             ------

Cumulative totals as of December 31, 1996               $    32,065         $    3,074,400           $    300
                                                        ===========         ==============           ========

8.     Short-Term Investments

As of December 31, 1996 and 1995, the Partnership's short-term securities consisted of the following investments in commercial paper:

                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value

December 31, 1996:
Korean Development Bank                         5.35%         1/17/97      $    493,461        $    498,737     $       500,000
                                                                           ------------        ------------     ---------------

December 31, 1995:
Golden Managers Acceptance Corp.                5.70%         1/17/96      $    248,931        $    249,327     $       250,000
                                                                           ------------        ------------     ---------------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


9.     Portfolio Investments

As of December 31, 1996, the Partnership's investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      2,529,138             $     8,309,437                78%
Preferred Stock                                             2,584,022                   2,187,407                20%
Debt Securities                                               364,000                           0                 0%
                                                     ----------------             ---------------            -------
                                                     $      5,477,160             $    10,496,844                98%
                                                     ================             ===============            =======

Country/Geographic Region
Oklahoma                                             $      3,632,633             $     8,337,268                78%
Non-Oklahoma                                                1,844,527                   2,159,576                20%
                                                     ----------------             ---------------            -------
                                                     $      5,477,160             $    10,496,844                98%
                                                     ================             ===============            =======

Industry
Publishing                                           $        364,000             $             0                 0%
Retail - Apparel                                              600,191                   1,293,990                12%
Food Manufacturing + Distribution                             529,900                   1,455,467                14%
Energy/Natural Gas                                          1,133,743                     633,938                 6%
Data Communications                                           700,000                   1,500,000                14%
Environmental Technology                                      413,000                     398,250                 4%
Healthcare/Biotechnology                                      922,716                   4,808,394                44%
Measurement Instrumentation                                   813,610                     406,805                 4%
                                                     ----------------             ---------------            -------
                                                     $      5,477,160             $    10,496,844                98%
                                                     ================             ===============            =======

* Percentage of net assets is based on fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

GENERAL PARTNERS

The General Partners of the Partnership consist of the four Individual General Partners and the Managing General Partner. The five General Partners are responsible for the management and administration of the Partnership. As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1989, the Securities and Exchange Commission issued an order declaring that the independent general partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. The Managing General Partner and the four Individual General Partners will serve as the General Partners of the Partnership until successors have been elected or until their earlier resignation or removal.

The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of business development companies under the 1940 Act. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership and the activities of the Managing General Partner.

The Managing General Partner has exclusive power and authority to manage and control the Partnership's venture capital investments, subject to the supervision of the Individual General Partners. Additionally, subject to the supervision of the Individual General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio including, among other things, find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the portfolio companies in which the Partnership invests.

Individual General Partners

William C. Liedtke, III (1)
P.O. Box 54369
Oklahoma City, OK 73154
Age 45
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of February 25, 1997 (3)
Energy consultant since 1991; Assistant to the Governor of the State of Oklahoma from 1989 to 1991; an independent natural gas marketing consultant since 1984; an oil and gas marketing manager for Trigg Drilling Company, Inc., a member of the State Bar of Texas; a trustee of the Casady School.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 69
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of February 25, 1997 (3) Since1988 Director of Techlaw, Inc.; since 1995, President of Paice Corp.; from
     1983 to 1990, Executive Vice President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control Inc.

George A. Singer (1)
2222 E. 25th Place
Tulsa, OK  74114
Age 49
Individual General Partner since 1995
0 Units of the Partnership beneficially owned as of February 25, 1997 (3)
Since 1978, Manager and Principal of Singer Bros. and General Partner of several related family entities; since 1978, Executive Vice President, Pedestal Oil Company, Inc.; since 1981, Director of Manchester Pipeline Corporation;
a member of the  Independent  Petroleum Association of America.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 51
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of February 25, 1997 (3) Since1992 President of New Century Management Inc., a venture capital management and advisory firm; since 1991, a self-employed business consultant; from 1990 to 1991, venture investment advisor with Vector Securities International Inc., an investment banking firm specializing in health care companies; from 1984 to 1990, President of Merrill Lynch R&D Management Inc.; from 1982 to 1983 and from 1988 to 1990, Vice President of Merrill Lynch Venture Capital Inc.

(1)  Independent General Partner and Member of Audit Committee.
(2) Interested person, as defined in the Investment Company Act, of the Partnership.
(3) Each Individual General Partner has contributed $1,000 to the capital of the Partnership. Mr. Shewmaker is a limited partner of the Managing General Partner of the Partnership. The Managing General Partner contributed $103,556 to the capital of the Partnership. George A. Singer succeeded to the interest of a prior Independent General Partner who contributed $1,000 to the capital of the Partnership.

The Managing General Partner

MLOK Co., Limited Partnership (the "Managing General Partner") is a limited partnership organized on July 15, 1988 under the laws of the State of Oklahoma. The Managing General Partner maintains its legal address at Meridian Tower, 5100 East Skelly Drive, Suite 1060, Tulsa, OK 74135. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations on August 14, 1989. The Managing General Partner is engaged in no other activity. The Managing General Partner has contributed $103,556 to the capital of the Partnership, equal to 1% of the aggregate capital contributions of all Partners of the Partnership.

The general partner of the Managing General Partner is Merrill Lynch Venture Capital Inc. (the "Management Company") and the limited partners of the Managing General Partner include Joe D. Tippens, C. James Bode and John Frick, independent contractors to the Management Company. Information concerning the Management Company is set forth below.

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

The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326. Listed below is information concerning the directors and officers of the Management Company, who are principally involved with the Partnership's operations. Unless otherwise noted, the address of each such person is World Financial Center, North Tower, New York, New York 10281.

Kevin K. Albert, Age 44, Director, President
Officer or Director since 1990
Managing Director of Merrill Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger, Age 43, Director and Executive Vice President
Officer or Director since 1990
Vice President  of Merrill  Lynch & Co.  Corporate  Credit and  Director  of the
     Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Steven N. Baumgarten, Age 41, Vice President Officer or Director since 1993 Vice President of MLPF&S since 1986.

Michael E. Lurie, Age 53, Director, Vice President
Officer or Director since 1995
First Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions related to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee.

Diane T. Herte
Vice President and Treasurer
Age 36
Officer or Director since 1995
Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner.

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

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $16,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. Additionally, the Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the years ended December 31, 1996, 1995, and 1994, totaled $60,183, $72,245 and
$52,826, respectively.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the year ended December 31, 1996 the Partnership had a net realized loss from operations of $2,389. For the years ended December 31, 1995 and 1994, the Partnership had a net realized gain from operations of $1,361,908 and a net realized loss from operations of $414,829, respectively. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $24, $13,619 and $4,149 of such gains and losses for the years ended December 31, 1996, 1995 and 1994, respectively.

In November 1996, the General Partners approved a cash distribution to Partners totaling $517,576. Such distribution was paid in January 1997. Limited Partners received $512,400, or $50 per Unit. The Individual General Partners received $192 and the Managing General Partner received $4,984. During 1995, the Partnership made cash distributions to Partners totaling $2,588,889. Limited Partners received $2,562,000, or $250 per Unit. The Individual General Partners received $1,000 and the Managing General Partner received $25,889. There were no distributions to Partners prior to 1995.

Management Fee - Pursuant to the Management Agreement, the Management Company receives a management fee at the annual rate of 2.5% of the amount of the Partners' gross capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly in arrears. The management fee was $200,000 for each of the years ended December 31, 1996, 1995 and 1994.

The Management Company has agreed to reduce its management fee, or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference. As of March 21, 1997, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Steven N. Baumgarten, a Vice President of the Management Company and MLPF&S, joined Merrill Lynch in 1986. Michael E. Lurie, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Diane T. Herte, a Vice President and Treasurer of the Management Company and a Vice President of Merrill Lynch & Co. Investment Banking Group, joined Merrill Lynch in 1984. Messrs. Albert, Aufenanger, Lurie and Baumgarten and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.      Financial Statements

                      Independent Auditors' Report

                      Balance Sheets as of December 31, 1996 and 1995

                      Schedule of Portfolio Investments as of December 31, 1996

                      Schedule of Portfolio Investments as of December 31, 1995

                      Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                      Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                      Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.


       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 1997.


By:    MLOK Co., Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert                                      By:    /s/   Richard P. Miller
       -----------------------------------------------------             -----------------------
       Kevin K. Albert                                                   Richard P. Miller
       President of Merrill Lynch Venture Capital, Inc.                  General Partner
       (Principal Executive Officer)                                     ML Oklahoma Venture Partners, Limited Partnership


By:    /s/   Diane T. Herte                                       By:    /s/   George A. Singer
       Diane T. Herte                                                    George A. Singer
       V. P. & Treasurer of Merrill Lynch Venture Capital, Inc.          General Partner
       (Principal Financial and Accounting Officer)                      ML Oklahoma Venture Partners, Limited Partnership


By:    /s/   William C. Liedtke, III                              By:    /s/   Bruce W. Shewmaker
       William C. Liedtke, III                                           Bruce W. Shewmaker
       General Partner                                                   General Partner
       ML Oklahoma Venture Partners, Limited Partnership          ML Oklahoma Venture Partners, Limited Partnership