Form 10-Q
period 1997-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1997-05-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of March 31, 1997 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                       March 31, 1997         December 31,
                                                                                         (UNAUDITED)                 1996
ASSETS

Portfolio investments at fair value (cost $5,300,369 as of
     March 31, 1997 and $5,477,160 as of December 31, 1996)                           $     9,459,763          $     10,496,844
Short-term investments at amortized cost                                                      497,403                   498,737
Cash and cash equivalents                                                                     505,905                   380,685
Receivable from securities sold                                                                50,528                    50,528
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    10,513,599          $     11,426,794
                                                                                      ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                             $             -          $        517,576
Accounts payable                                                                               91,367                    84,160
Due to Management Company                                                                     140,365                    90,365
Due to Independent General Partners                                                            15,000                    15,500
                                                                                      ---------------          ----------------
   Total liabilities                                                                          246,732                   707,601
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                       61,266                    57,186
Individual General Partners                                                                     2,371                     2,213
Limited Partners (10,248 Units)                                                             6,043,836                 5,640,110
Unallocated net unrealized appreciation of investments                                      4,159,394                 5,019,684
                                                                                      ---------------          ----------------
   Total partners' capital                                                                 10,266,867                10,719,193
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    10,513,599          $     11,426,794
                                                                                      ===============          ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1997

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994                 364,000                    0
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company(A)(C)
185,317 shares of Common Stock                                           Oct. 1992                 423,400            1,266,568
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.*(B)
314,807 shares of Preferred Stock                                        April 1991                756,115                    0
44,227 shares of Common Stock                                                                       57,495                    0
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
118,000 shares of Common Stock                                           Sept. 1991                413,000              302,434
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              166,602
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.*
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,091,865
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. *(A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            4,134,489
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               50,469
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(B)
1,218,315 shares of Common Stock                                         July 1994                   1,411              480,000
-------------------------------------------------------------------------------------------------------------------------------

Totals                                                                                      $    5,300,369      $     9,459,763
                                                                                            ===================================


 (A) Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the quarter, the Partnership sold 90,000 shares of C.R. Anthony Company for $649,910, realizing a gain of $473,119.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                   1997               1996
                                                                                               -------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $      13,289      $       6,057
   Interest and other income from portfolio investments                                                    -              8,153
                                                                                               -------------      -------------
   Totals                                                                                             13,289             14,210
                                                                                               -------------      -------------

   Expenses:
   Management fee                                                                                     50,000             50,000
   Professional fees                                                                                   8,050             20,074
   Independent General Partners' fees                                                                 15,228             15,453
   Mailing and printing                                                                                3,629              4,820
   Custodial fees                                                                                      1,457              1,525
   Miscellaneous                                                                                         250                394
                                                                                               -------------      -------------
   Totals                                                                                             78,614             92,266
                                                                                               -------------      -------------

NET INVESTMENT LOSS                                                                                  (65,325)           (78,056)

Net realized gain from portfolio investments                                                         473,289                  -
                                                                                               -------------      -------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners)                                                                           407,964            (78,056)

Net change in unrealized appreciation of investments                                                (860,290)           169,337
                                                                                               -------------      -------------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                             $    (452,326)     $      91,281
                                                                                               =============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                                   1997               1996
                                                                                               -------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                            $     (65,325)     $     (78,056)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables, net                                                                           (460,869)            (8,277)
Decrease in accrued interest on short-term investments                                                 3,348                396
Increase in receivables                                                                                    -             (7,068)
                                                                                               -------------      -------------
Cash used for operating activities                                                                  (522,846)           (93,005)
                                                                                               -------------      -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net (purchase) return of short-term investments                                                       (2,014)           248,931
Proceeds from the sale of portfolio investments                                                      650,080                100
                                                                                               -------------      -------------
Cash provided from investing activities                                                              648,066            249,031
                                                                                               -------------      -------------

Increase in cash and cash equivalents                                                                125,220            156,026
Cash and cash equivalents at beginning of period                                                     380,685            261,310
                                                                                               -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     505,905      $     417,336
                                                                                               =============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1997



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period          $   57,186        $  2,213      $   5,640,110       $   5,019,684      $    10,719,193

Net investment loss                           (653)            (25)           (64,647)                  -              (65,325)

Net realized gain                            4,733             183            468,373                   -              473,289

Net change in unrealized
appreciation of investments                      -               -                  -            (860,290)            (860,290)
                                        ----------        --------      -------------       -------------      ---------------

Balance at end of period                $   61,266        $  2,371      $   6,043,836(A)    $   4,159,394      $    10,266,867
                                        ==========        ========      =============       =============      ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $991. Cumulative cash distributions paid to Limited Partners totaled $300 per Unit as of March 31, 1997.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $4.2 million as of March 31, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1997, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


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

7.     Portfolio Investments

As of March 31, 1997, the Partnership's investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      2,294,852             $     7,679,161                75%
Preferred Stock                                             2,641,517                   1,780,602                17%
Debt Securities                                               364,000                           0                 0%
                                                     ----------------             ---------------            -------
                                                     $      5,300,369             $     9,459,763                92%
                                                     ================             ===============            =======

Country/Geographic Region
Oklahoma                                             $      3,632,633             $     7,423,425                72%
Non-Oklahoma                                                1,667,736                   2,036,338                20%
                                                     ----------------             ---------------            -------
                                                     $      5,300,369             $     9,459,763                92%
                                                     ================             ===============            =======

Industry
Publishing                                           $        364,000             $             0                 0%
Retail - Apparel                                              423,400                   1,266,568                12%
Food Manufacturing & Distribution                             529,900                   1,091,865                11%
Energy/Natural Gas                                          1,133,743                     633,938                 6%
Data Communications                                           700,000                   1,500,000                15%
Environmental Technology                                      413,000                     302,434                 3%
Healthcare/Biotechnology                                      922,716                   4,664,958                45%
Measurement Instrumentation                                   813,610                           0                 0%
                                                     ----------------             ---------------            -------
                                                     $      5,300,369             $     9,459,763                92%
                                                     ================             ===============            =======

* Percentage of net assets is based on fair value.

8.     Subsequent Event Cash Distribution

On May 6, 1997, the General Partners approved a cash distribution to Partners totaling $517,978. The cash distribution will be paid in July 1997. Limited Partners of record on June 30, 1997 will receive $512,400, or $50 per Unit, and the General Partners will receive $5,578. ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


9.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1997, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended March 31, 1997, the Partnership received net proceeds of $650,000 from the sale of 90,000 shares of CR Anthony Company common stock. The Partnership made no additional follow-on investments in its remaining portfolio companies during the period.

As of March 31, 1997, the Partnership held $497,000 in short-term investments with maturities of less than one year and $506,000 in an interest-bearing cash account. Interest earned on such investments for the three months ended March 31,1997 was $13,000. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested its original net proceeds and will not make investments in new portfolio companies. Generally, the Partnership will distribute to Partners all proceeds received from the sale of its portfolio investments, after an adequate reserve for future operating expenses, as soon as practicable after receipt of such proceeds. Funds needed to cover the Partnership's future operating expenses and follow-on investments in existing companies is expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

In May 1997, the General Partners approved a cash distribution to Partners totaling $517,978; $512,400 or $50 per Unit to Limited Partners and $5,578 to the General Partners. The distribution will be paid in July 1997 to Limited Partners of record on June 30, 1997. Cumulative cash distributions, including the distribution to be paid in July 1997, total $3,624,443; $3,586,800 or $350 per Unit to Limited Partners and $37,643 to the General Partners.

Results of Operations

For the three months ended March 31, 1997 and 1996, the Partnership had a net realized gain from operations of $408,000 and a net realized loss from operations of $78,000, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a net realized gain of $473,000, resulting from the sale of 90,000 common shares of CR Anthony. The Partnership had no realized gains or losses from its portfolio investments for the three months ended March 31, 1996.

Investment Income and Expenses - For the three months ended March 31, 1997 and 1996, the Partnership had a net investment loss of $65,000 and $78,000, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period, primarily was due to a $12,000 decrease in professional fees. The $8,000 decline in interest and other income from portfolio investments primarily was due to the reduction of accrued interest on promissory notes due from Americo Publishing, Inc., which were fully reserved for in 1996. This
$8,000 decline was mainly offset by a $7,000 increase in interest from short-term investments, which primarily resulted from an increase in funds available for investments in short-term securities during the 1997 period compared to the same period in 1996.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended March 31, 1997 and 1996 was $50,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a $614,000 net unrealized loss from its portfolio investments, primarily resulting from the net downward revaluation of certain portfolio investments. Unrealized appreciation also declined by $246,000 due to the transfer from unrealized gain to realized gain resulting from the sale of 90,000 shares of CR Anthony, as discussed above. As a result, net unrealized appreciation of investments decreased by $860,000 for the three month period ended March 31, 1997.

For the three months ended March 31, 1996, the Partnership had a $169,000 net unrealized gain resulting from an upward revaluation of certain portfolio investments. As a result, net unrealized appreciation of investments increased by $169,000 for the three month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1997, the Partnership's net assets were $10.3 million, a decrease of $452,000 from $10.7 million as of December 31, 1996. The $452,000 decrease was comprised of the $860,000 decrease in net unrealized appreciation of investments exceeding the $408,000 net realized gain from operations for the quarter ended March 31, 1997.

For the three months ended March 31, 1996, the Partnership's net assets were $9.3 million, an increase of $91,000 from $9.2 million as of December 31, 1995. The $91,000 increase was comprised of the $169,000 increase in unrealized appreciation of investments exceeding the $78,000 net realized loss from operations for the quarter ended March 31, 1996.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1997 and December 31, 1996 was $991 and $1,035, respectively.

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



Date:         May 14, 1997