Form 10-Q
period 1997-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1997-08-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of June 30, 1997 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1997
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                        June 30, 1997         December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments at fair value (cost $4,063,359 as of
     June 30, 1997 and $5,477,160 as of December 31, 1996)                            $     7,764,166          $     10,496,844
Short-term investments at amortized cost                                                      249,415                   498,737
Cash and cash equivalents                                                                     139,795                   380,685
Receivable from securities sold                                                             1,626,692                    50,528
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $     9,780,068          $     11,426,794
                                                                                      ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                             $             -          $        517,576
Accounts payable                                                                               57,822                    84,160
Due to Management Company                                                                      66,343                    90,365
Due to Independent General Partners                                                            15,208                    15,500
                                                                                      ---------------          ----------------
   Total liabilities                                                                          139,373                   707,601
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                       59,399                    57,186
Individual General Partners                                                                     2,297                     2,213
Limited Partners (10,248 Units)                                                             5,878,192                 5,640,110
Unallocated net unrealized appreciation of investments                                      3,700,807                 5,019,684
                                                                                      ---------------          ----------------
   Total partners' capital                                                                  9,640,695                10,719,193
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     9,780,068          $     11,426,794
                                                                                      ===============          ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1997

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994          $      364,000      $             0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
118,000 shares of Common Stock                                           Sept. 1991                413,000              346,625
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907               66,391
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900              661,576
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. *(A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            4,190,358
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               51,880
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(B)
1,218,315 shares of Common Stock                                         July 1994                   1,411              480,000
-------------------------------------------------------------------------------------------------------------------------------

Total from Active Portfolio Investments                                                     $    4,063,359      $     7,764,166
                                                                                            ===================================








Supplemental Information: Liquidated Portfolio Investments(D)

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments(C)                       $     5,205,777       $    1,018,051     $      6,223,828
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $     9,269,136       $    4,718,858     $     13,987,994
                                                                      =========================================================

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
June 30, 1997


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) During the quarter, the Partnership sold its remaining investment of 185,317 shares of C.R. Anthony Company for $1,534,382, realizing a gain of $1,110,982. Additionally, in June 1997, the Partnership sold its investment in Diagnetics, Inc. for $92,310, realizing a loss of $721,300.

(D)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1997.




* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.





See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,

                                                                       1997           1996            1997            1996
                                                                 -------------   --------------  --------------   --------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $      19,222   $        6,800  $      32,511  $        12,857
   Interest and other income from portfolio
     investments                                                             -              629              -            8,782
                                                                 -------------   --------------  -------------  ---------------
   Totals                                                               19,222            7,429         32,511           21,639
                                                                 -------------   --------------  -------------  ---------------

   Expenses:
   Management fee                                                       50,000           50,000        100,000          100,000
   Professional fees                                                     9,149           25,424         17,199           45,498
   Independent General Partners' fees                                   15,390           14,363         30,618           29,816
   Mailing and printing                                                  5,584            6,894          9,213           11,714
   Custodial fees                                                            -            1,340          1,457            2,865
   Miscellaneous                                                            43               14            293              408
                                                                 -------------   --------------  -------------  ---------------
   Totals                                                               80,166           98,035        158,780          190,301
                                                                 -------------   --------------  -------------  ---------------

NET INVESTMENT LOSS                                                    (60,944)         (90,606)      (126,269)        (168,662)

Net realized gain from portfolio investments                           411,337          366,212        884,626          366,212
                                                                 -------------   --------------  -------------  ---------------

NET REALIZED GAIN FROM
   OPERATIONS (allocable to Partners)                                  350,393          275,606        758,357          197,550

Net change in unrealized appreciation of
   investments                                                        (458,587)       2,091,777     (1,318,877)       2,261,114
                                                                 -------------   --------------  -------------  ---------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (108,194)  $    2,367,383  $    (560,520) $     2,458,664
                                                                 =============   ==============  =============  ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                  1997                1996
                                                                                              -------------       --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (126,269)      $    (168,662)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

(Decrease) increase in payables, net                                                                (50,652)                505
Decrease (increase) in accrued interest on short-term investments                                     2,973              (2,312)
(Increase) in other receivables                                                                           -              (7,551)
                                                                                              -------------       -------------
Cash used for operating activities                                                                 (173,948)           (178,020)
                                                                                              -------------       -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                   -             (50,000)
Proceeds from the sale of portfolio investments                                                     722,263             665,784
Net return (purchase) of short-term investments                                                     246,349            (548,125)
                                                                                              -------------       -------------
Cash provided from investing activities                                                             968,612              67,659
                                                                                              -------------       -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                   (1,035,554)                  -
                                                                                              -------------       -------------

Decrease in cash and cash equivalents                                                              (240,890)           (110,361)
Cash and cash equivalents at beginning of period                                                    380,685             261,310
                                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     139,795       $     150,949
                                                                                              =============       =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1997



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period          $   57,186        $  2,213      $   5,640,110       $   5,019,684      $    10,719,193

Cash distribution                           (5,370)           (208)          (512,400)                  -             (517,978)

Net investment loss                         (1,263)            (49)          (124,957)                  -             (126,269)

Net realized gain                            8,846             341            875,439                   -              884,626

Net change in unrealized
appreciation of investments                      -               -                  -          (1,318,877)          (1,318,877)
                                        ----------        --------      -------------       -------------      ---------------

Balance at end of period                $   59,399        $  2,297      $   5,878,192(A)    $   3,700,807      $     9,640,695
                                        ==========        ========      =============       =============      ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $931 as of June 30, 1997. Cumulative cash distributions to Limited Partners, as of June 30, 1997, totaled $350 per Unit.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $3.7 million as of June 30, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1997, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.     Portfolio Investments

As of June 30, 1997, the Partnership's investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,871,452             $     6,083,775                62%
Preferred Stock                                             1,827,907                   1,680,391                17%
Debt Securities                                               364,000                           0                 0%
                                                     ----------------             ---------------            -------
                                                     $      4,063,359             $     7,764,166                79%
                                                     ================             ===============            =======

Country/Geographic Region
Oklahoma                                             $      2,819,023             $     6,950,205                71%
Non-Oklahoma                                                1,244,336                     813,961                 8%
                                                     ----------------             ---------------            -------
                                                     $      4,063,359             $     7,764,166                79%
                                                     ================             ===============            =======

Industry
Publishing                                           $        364,000             $             0                 0%
Food Manufacturing & Distribution                             529,900                     661,576                 7%
Energy/Natural Gas                                          1,133,743                     533,727                 5%
Data Communications                                           700,000                   1,500,000                15%
Environmental Technology                                      413,000                     346,625                 4%
Healthcare/Biotechnology                                      922,716                   4,722,238                48%
                                                     ----------------             ---------------            -------
                                                     $      4,063,359             $     7,764,166                79%
                                                     ================             ===============            =======

* Percentage of net assets is based on fair value.

8.     Cash Distribution

On July 1, 1997, the Partnership made a cash distribution to Partners totaling $517,978. Limited Partners of record on June 30, 1997 received $512,400, or $50 per Unit, and the General Partners received $5,578.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


9.     Subsequent Event - Cash Distribution

In August 1997, the General Partners approved a cash distribution to Partners totaling $1,294,445. Limited Partners of record on September 30, 1997 will receive $1,281,000, or $125 per Unit, and the General Partners will receive $13,445. The distribution will be paid in October 1997.

10.      Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1997, and for the three and six month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

At June 30, 1997, the Partnership held cash and cash equivalents totaling $389,200, consisting of $249,400 in short-term investments with maturities of less than one year and $139,800 in an interest-bearing cash account. For the three and six months ended June 30, 1997, the Partnership earned $19,200 and $32,500 of interest income from such investments, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in short-term securities.

The June 30, 1997 cash balance has been reduced by the $517,978 cash distribution paid to Partners on July 1, 1997. Limited Partners of record on June 30, 1997 received $512,400, or $50 per Unit, and the General Partners received $5,578.

In June 1997 the Partnership sold its remaining 185,317 shares of C.R. Anthony Company for $1.5 million, realizing a gain of $1.1 million. Also in June 1997, the Partnership sold its investment in Diagnetics, Inc. for $92,300, realizing a loss of $721,300. Proceeds from the sale of these investments, totaling $1.6 million, were received by the Partnership in July 1997.

In August 1997, the General Partners approved a cash distribution to Partners totaling $1,294,445. Limited Partners of record on September 30, 1997 will receive $1,281,000, or $125 per Unit, and the General Partners will receive $13,445. The distribution will be paid in October 1997.

The Partnership will not purchase any new portfolio investments and, in general, will distribute to Partners all proceeds received from the sale of its existing portfolio investments as soon as practicable after receipt and after an adequate reserve for future operating expenses and follow-on investments in existing companies. Funds needed to cover future operating expenses and follow-on investments is expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1997, the Partnership had a net realized gain from operations of $350,400 and $758,400, respectively. For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $275,600 and $197,600, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1997, the Partnership had a net realized gain from portfolio investments of $411,300 and $884,600, respectively. During the three months ended June 30, 1997, the Partnership sold its remaining 185,317 shares of C.R. Anthony Company for $1,534,400, realizing a gain of $1,111,000 and sold its investment in Diagnetics, Inc. for $92,300, realizing a loss of $721,300. Additionally during the quarter, the Partnership realized a gain of $21,700 from the receipt of $72,200, representing the final escrow release in connection with the 1996 acquisition of Enerpro International, Inc. by Energy Ventures, Inc. ("EVI"). During the three months ended March 31, 1997, the Partnership sold 90,000 shares of C.R. Anthony for $649,900, realizing a gain of $473,100.

For the three and six months ended June 30, 1996, the Partnership had a $366,200 realized gain from portfolio investments. In May 1996, EVI completed its acquisition of Enerpro International. In connection therewith, the Partnership received 24,500 shares of EVI common stock for its Enerpro holdings. The Partnership sold such shares in the public market during May 1996 for $737,900, of which $72,200 was placed in escrow and subsequently released in June 1997, as discussed above. The Partnership had recorded a reserve of $21,700 against the escrow holdings, which was recognized as a realized gain upon receipt in June 1997. The Partnership recorded a $366,200 realized gain in May 1996 in connection with this transaction.

Investment Income and Expenses - For the three months ended June 30, 1997 and 1996, the Partnership had a net investment loss of $60,900 and $90,600, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period primarily resulted from a $12,400 increase in interest from short-term investments and a $17,900 decrease in operating expenses. The increase in interest from short-term investments primarily resulted from an increase in funds available for investments in short-term securities during the 1997 period compared to the same period in 1996. Proceeds received from portfolio sales during the 1997 period were invested in short-term securities. Generally, proceeds from the sale of portfolio investments are invested in short-term securities until such funds are distributed to Partners or used for follow-on investments or operating expenses. The decrease in operating expenses for the 1997 period compared to the 1996 period primarily resulted from reduced professional fees recorded during the 1997 period. The larger professional fee expense in 1996 includes certain adjustments for audit and tax accruals relating to outside accounting fees.

For the six months ended June 30, 1997 and 1996, the Partnership had a net investment loss of $126,300 and $168,700, respectively. The decrease in net investment loss for the six months ended June 30, 1997 primarily resulted from a $10,900 increase in investment income and a $31,500 decline in operating expenses. The increase in investment income included a $20,000 increase in interest earned from short-term investments resulting from an increase in funds available for investment in such securities during the 1997 period. Partially offsetting this increase was a decrease in interest and other income from portfolio investments primarily resulting from a reduced amount of interest income accrued on demand notes due from Americo Publishing, Inc., which were fully reserved for in September 1996. The reduction in operating expenses was primarily due to a decrease in professional fees for the 1997 period, as described above.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. Pursuant to the Management Agreement, the Management Company receives a management fee of $200,000 annually. Therefore, the management fee for the three months ended June 30, 1997 and 1996 was $50,000 for each period and the management fee for the six months ended June 30, 1997 and 1996 was $100,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, which are primarily derived from interest earned from short-term investments, interest and other income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the six months ended June 30, 1997, the Partnership had a $1.0 million net unrealized loss, resulting from the net downward revaluation of certain portfolio investments. Additionally, $275,800 was transferred from unrealized gain to realized gain relating to the sale of C.R. Anthony and Diagnetics, as discussed above. As a result, net unrealized appreciation of investments decreased $1.3 million for the six month period.

For the six months ended June 30, 1996, the Partnership had a $2.5 million net unrealized gain from its portfolio investments, primarily resulting from an upward revaluation of the Partnership's investment in UroCor, Inc., resulting from UroCor's initial public offering completed in May 1996. Offsetting the unrealized gain for the period was the transfer of $200,000 from unrealized gain to realized gain resulting from the sale of Enerpro, as discussed above. As a result, net unrealized appreciation of investments increased by $2.3 million for the six month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the six months ended June 30, 1997, the Partnership had a $560,500 decrease in net assets resulting from operations, comprised of the $758,400 realized gain from operations offset by the $1.3 million decrease in unrealized appreciation for the six month period. At June 30, 1997, the Partnership's net assets were $9.6 million, reflecting a decrease of $1.1 million from $10.7 million at December 31, 1996. The $1.1 million decrease reflects the $560,500 net decrease in net assets from operations and the $518,000 cash distribution paid to Partners on July 1, 1997.

At June 30, 1996, the Partnership's net assets were $11.7 million, reflecting an increase of $2.5 million from $9.2 million at December 31, 1995. The $2.5 million increase represents the increase in net assets resulting from operations for the six month period and is comprised of the $197,600 net realized gain from operations and the $2.3 million increase in unrealized appreciation of investments for the six month period.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1997 and December 31, 1996 was $941 and $1,035, respectively.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

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



Date:         August 14, 1997