Form 10-Q
period 1997-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1997-11-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

Or

[  ]     Transition Report Pursuant To Section 13 Or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
===============================================================================
             (Exact name of registrant as specified in its charter)


Oklahoma                                                             73-1329487
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                                                           74135
=============================================================================
(Address of principal executive offices)                             (Zip Code)

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of September 30, 1997 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1997 (Unaudited)

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

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                        September 30,
                                                                                            1997                 December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments at fair value (cost $4,063,359 as of
     September 30, 1997 and $5,477,160 as of December 31, 1996)                       $     7,547,710          $     10,496,844
Short-term investments at amortized cost                                                    1,496,562                   498,737
Cash and cash equivalents                                                                     464,684                   380,685
Receivable from securities sold                                                                     -                    50,528
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $     9,508,956          $     11,426,794
                                                                                      ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                             $     1,294,445          $        517,576
Accounts payable                                                                               43,129                    84,160
Due to Management Company                                                                      83,791                    90,365
Due to Independent General Partners                                                            15,000                    15,500
                                                                                      ---------------          ----------------
   Total liabilities                                                                        1,436,365                   707,601
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                       45,882                    57,186
Individual General Partners                                                                     1,776                     2,213
Limited Partners (10,248 Units)                                                             4,540,582                 5,640,110
Unallocated net unrealized appreciation of investments                                      3,484,351                 5,019,684
                                                                                      ---------------          ----------------
   Total partners' capital                                                                  8,072,591                10,719,193
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     9,508,956          $     11,426,794
                                                                                      ===============          ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1997

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994          $      364,000      $             0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)(C)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
118,000 shares of Common Stock                                           Sept. 1991                413,000              383,500
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907               66,391
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900              694,655
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            3,911,001
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               44,827
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(B) (D)
304,579 shares of Common Stock                                           July 1994                   1,411              480,000
-------------------------------------------------------------------------------------------------------------------------------

Total from Active Portfolio Investments                                                     $    4,063,359      $     7,547,710
                                                                                            ===================================








Supplemental Information: Liquidated Portfolio Investments(E)

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments                          $     5,205,777       $    1,018,051     $      6,223,828
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $     9,269,136       $    4,502,402     $     13,771,538
                                                                      =========================================================

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
September 30, 1997


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) On October 6, 1997, the Partnership exercised its warrant to purchase 875,000 shares of Data Critical Corp. common stock at $.40 per share for a total investment of $350,000.

(D) ZymeTx, Inc. effected a 4 for 1 reverse split of its outstanding stock on July 31, 1997. As a result, the Partnership's 1,218,315 shares of common stock were exchanged for 304,579 shares. Additionally, subsequent to the end of the quarter, on October 29, 1997, the company completed its initial public offering at $8.00 per share, which compares to the September 30, 1997 fair value of $1.58 per share.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1997.




* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.





See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,

                                                                        1997          1996            1997           1996
                                                                   -------------  ------------  --------------  ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                           $       20,985  $     11,737   $      53,496  $        24,594
   Interest and other income from portfolio investments                        -             -               -            8,782
                                                                  --------------  ------------   -------------  ---------------
   Totals                                                                 20,985        11,737          53,496           33,376
                                                                  --------------  ------------   -------------  ---------------

   Expenses:
   Management fee                                                         50,000        50,000         150,000          150,000
   Professional fees                                                      12,339        15,350          29,538           60,848
   Independent General Partners' fees                                     15,329        14,569          45,947           44,385
   Mailing and printing                                                    1,651         1,790          10,864           13,504
   Custodial fees                                                         (3,245)        1,470          (1,788)           4,335
   Miscellaneous                                                           2,114             -           2,407              408
                                                                  --------------  ------------   -------------  ---------------
   Totals                                                                 78,188        83,179         236,968          273,480
                                                                  --------------  ------------   -------------  ---------------

NET INVESTMENT LOSS                                                      (57,203)      (71,442)       (183,472)        (240,104)

Net realized gain from portfolio investments                                   -         3,949         884,626          370,161
                                                                  --------------  ------------   -------------  ---------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS (allocable to Partners)                                    (57,203)      (67,493)        701,154          130,057

Net change in unrealized appreciation of investments                    (216,456)      547,989      (1,535,333)       2,809,103
                                                                  --------------  ------------   -------------  ---------------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                               $     (273,659) $    480,496   $    (834,179) $     2,939,160
                                                                  ==============  ============   =============  ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                   1997               1996
                                                                                              --------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (183,472)     $    (240,104)
Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in operating payables, net                                                       (48,105)            22,684
Increase in accrued interest on short-term investments                                                (8,703)              (719)
Increase in receivables                                                                                    -             (7,585)
                                                                                              --------------      -------------
Cash used for operating activities                                                                  (240,280)          (225,724)
                                                                                              --------------      -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                    -            (50,000)
Proceeds from the sale of portfolio investments                                                    2,348,955            781,733
Net purchase of short-term investments                                                              (989,122)          (497,948)
                                                                                              --------------      -------------
Cash provided from investing activities                                                            1,359,833            233,785
                                                                                              --------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                    (1,035,554)                 -
                                                                                              --------------      -------------

Increase in cash and cash equivalents                                                                 83,999              8,061
Cash and cash equivalents at beginning of period                                                     380,685            261,310
                                                                                              --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      464,684      $     269,371
                                                                                              ==============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1997



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period          $   57,186        $  2,213      $   5,640,110       $   5,019,684      $    10,719,193

Cash distribution, paid 7/1/97              (5,370)           (208)          (512,400)                  -             (517,978)

Cash distribution, accrued                 (12,945)           (500)        (1,281,000)                  -           (1,294,445)

Net investment loss                         (1,835)            (71)          (181,566)                  -             (183,472)

Net realized gain                            8,846             342            875,438                   -              884,626

Net change in unrealized
appreciation of investments                      -               -                  -          (1,535,333)          (1,535,333)
                                        ----------        --------      -------------       -------------      ---------------

Balance at end of period                $   45,882        $  1,776      $   4,540,582(A)    $   3,484,351      $     8,072,591
                                        ==========        ========      =============       =============      ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $780 as of September 30, 1997. Cumulative cash distributions paid or accrued to Limited Partners as of September 30, 1997, totaled $475 per Unit.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $3.5 million as of September 30, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1997, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.     Portfolio Investments

As  of  September  30,  1997,  the  Partnership's   portfolio  investments  were
categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,871,452             $     5,867,319                72%
Preferred Stock                                             1,827,907                   1,680,391                21%
Debt Securities                                               364,000                           0                 0%
                                                     ----------------             ---------------            -------
                                                     $      4,063,359             $     7,547,710                93%
                                                     ================             ===============            =======

Country/Geographic Region
Oklahoma                                             $      2,819,023             $     6,696,874                83%
Non-Oklahoma                                                1,244,336                     850,836                10%
                                                     ----------------             ---------------            -------
                                                     $      4,063,359             $     7,547,710                93%
                                                     ================             ===============            =======

Industry
Publishing                                           $        364,000             $             0                 0%
Food Manufacturing & Distribution                             529,900                     694,655                 8%
Energy/Natural Gas                                          1,133,743                     533,727                 7%
Data Communications                                           700,000                   1,500,000                18%
Environmental Technology                                      413,000                     383,500                 5%
Healthcare/Biotechnology                                      922,716                   4,435,828                55%
                                                     ----------------             ---------------            -------
                                                     $      4,063,359             $     7,547,710                93%
                                                     ================             ===============            =======

* Represents fair value as a percentage of net assets.

8.     Subsequent Event - Cash Distribution

On October 22, 1997, the Partnership made a cash distribution to Partners totaling $1,294,445. Limited Partners of record on September 30, 1997 received $1,281,000, or $125 per Unit, and the General Partners received $13,445.

9.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1997, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1997, the Partnership held $1,961,200 in cash and short-term investments comprised of $1,496,500 in short-term investments with maturities of less than one year and $464,700 in an interest-bearing cash account. For the three and nine months ended September 30, 1997, the Partnership earned interest income from such investments totaling $21,000 and $53,500, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and amounts available for investment in short-term securities.

The Partnership's cash balance at September 30, 1997 has been reduced by the $1,294,445 cash distribution paid to Partners in October 1997. Limited partners of record on September 30, 1997 received $1,281,000, or $125 per Unit, and the General Partners received $13,445.

The Partnership will not purchase any new portfolio investments, however, it may make additional follow-on investments in existing portfolio companies. In general, after an adequate reserve for future operating expenses and follow-on investments in existing companies is determined, the Partnership will distribute to Partners the remaining proceeds received from the sale of its portfolio investments as soon as practicable after receipt. Funds needed to cover future operating expenses and follow-on investments is expected to be obtained from existing cash reserves, interest and other investment income received and proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership had a net realized loss from operations of $57,200 and a net realized gain from operations of $701,200, respectively. For the three and nine months ended September 30, 1996, the Partnership had a net realized loss from operations of $67,500 and a net realized gain from operations of $130,100, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no gains or losses from portfolio investments for the three months ended September 30, 1997, however, for the nine months ended September 30, 1997, the Partnership had a realized gain from portfolio investments of $884,600. During the first six months of 1997, the Partnership sold its entire position of 275,317 common shares of C.R. Anthony Company in the public market for $2,184,300, realizing a gain of $1,584,100. In June 1997, the Partnership sold its investment in Diagnetics, Inc. for $92,300, realizing a loss of $721,300. Additionally, during the period, the Partnership realized a gain of $21,700 from the receipt of $72,200, representing the final escrow release in connection with the 1996 acquisition of Enerpro International, Inc. by Energy Ventures, Inc. ("EVI"), as discussed below.

For the three and nine months ended September 30, 1996, the Partnership had a realized gain from portfolio investments of $3,900 and $370,200, respectively. In September 1996, the Partnership sold 32,000 shares of Envirogen, Inc. in the public market for $115,900, realizing a gain of $3,900. In May 1996, Enerpro International, Inc. merged with EVI. In connection with the merger, the Partnership received 24,500 shares of EVI common stock for its Enerpro holdings. The Partnership sold such shares in the public market in May 1996 for $737,900. Additionally, pursuant to the merger agreement, $72,200 of such proceeds were held in escrow and released in May 1997, as discussed above. The Partnership recorded a reserve of $21,700 relating to such contingencies and recognized a $366,200 realized gain in connection with the merger during the three months ended June 30, 1996. As discussed above, the full proceeds were released to the Partnership in May 1997 and resulted in the recognition of and additional realized gain of $21,700 in 1997.

Investment Income and Expenses - For the three months ended September 30, 1997 and 1996, the Partnership had a net investment loss of $57,200 and $71,400, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period primarily resulted from a $9,200 increase in interest from short-term investments and a $5,000 decrease in operating expenses. The increase in interest from short-term investments resulted from an increase in funds available for investments in short-term securities during the 1997 period compared to the same period in 1996. The increase in amounts invested in short-term securities during the 1997 period resulted from proceeds received from portfolio sales during the 1997 period. Generally, proceeds from the sale of portfolio investments are invested in short-term securities until such funds are distributed to Partners or used for follow-on investments or operating expenses. The decrease in operating expenses for the 1997 period compared to the 1996 period primarily resulted from reduced professional fees. Custodial fees also declined primarily due to the reversal of excess accruals made in prior periods.

For the nine months ended September 30, 1997 and 1996, the Partnership had a net investment loss of $183,500 and $240,100, respectively. The decrease in net investment loss resulted from a $20,100 increase in investment income, and a $36,500 decline in operating expenses for the 1997 period compared to the same period in 1996. The increase in investment income included a $28,900 increase in interest earned from short-term investments resulting from an increase in funds available for investment in such securities during the 1997 period. Partially offsetting this increase was an $8,800 decrease in interest and other income from portfolio investments primarily resulting from a reduced amount of interest income accrued on demand notes due from Americo Publishing, Inc., which were fully reserved for in September 1996. The reduction in operating expenses was primarily due to a decrease in professional fees for the 1997 period. The larger professional fee expenses in 1996 includes certain adjustments for audit and tax accruals relating to outside accounting fees.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended September 30, 1997 and 1996 was $50,000 for each period and the management fee for the nine months ended September 30, 1997 and 1996 was $150,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds needed to cover future operations will be obtained from the Partnership's existing cash reserves, interest and other investment income received and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the nine months ended September 30, 1997, the Partnership recorded a $1,259,500 net unrealized loss, resulting from the net downward revaluation of certain portfolio investments. Additionally, $275,800 was transferred from unrealized gain to realized gain relating to the sale of C.R. Anthony and Diagnetics, as discussed above. As a result, net unrealized appreciation of investments decreased $1,535,300 for the nine month period.

During the nine months ended September 30, 1996, the Partnership recorded a $3,003,100 net unrealized gain from its portfolio investments, primarily due to an upward revaluation of its investment in UroCor, Inc., resulting from the company's initial public offering, completed in May 1996. Offsetting the unrealized gain for the period was the transfer of $194,000 from unrealized gain to realized gain resulting from the sale of the Partnership's Enerpro and Envirogen securities, as discussed above. As a result, net unrealized appreciation of investments increased $2,809,100 for the nine month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

The Partnership had an $834,200 net decrease in net assets from operations for the nine months ended September 30, 1997, comprised of the $701,100 net realized gain from operations which was more than offset by the $1,535,300 decrease in net unrealized appreciation of investments for the nine month period. As of September 30, 1997, the Partnership's net assets were $8,072,600, representing a decrease of $2,646,600 from $10,719,200 at December 31, 1996. The $2,646,600 decrease is the result of the $834,200 net decrease in net assets from operations and the $1,812,400 cash distributions paid or accrued during the nine month period.

For the nine months ended September 30, 1996, the Partnership had a $2,939,200 net increase in net assets resulting from operations, comprised of the $130,100 net realized gain from operations and the $2,809,100 increase in net unrealized appreciation of investments for the nine month period. As a result, the Partnership's net assets increased to $12,132,700 at September 30, 1996 from $9,193,500 on December 31, 1995.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1997 and December 31, 1996 was $780 and $1,035, respectively.

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



Date:         November 14, 1997