Form 10-K
period 1997-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1998-03-30
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
===============================================================================
             (Exact name of registrant as specified in its charter)


Oklahoma                                                             73-1329487
=============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                                                        74135
================================================================================
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (918) 663-2500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1998, 10,243 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.




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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership is scheduled to terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

The Partnership was organized as a "qualified venture capital company" under Oklahoma law and, therefore, was required to invest over 55% of its capitalization in companies which constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, the Partnership's limited partners (the "Limited Partners") were entitled to a credit against their 1989 Oklahoma state income tax in an amount equal to 20% of their original investment in the Partnership. From its inception through December 31, 1997, the Partnership had invested $9,919,136 in 18 portfolio investments of which $6,478,342, or 65.31%, represents investments in Oklahoma business ventures.

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

The Venture Capital Investments

During 1997, the Partnership completed follow-on investments totaling $650,000 in three existing portfolio companies. From August 14, 1989 (commencement of operations) to December 31, 1997, the Partnership had invested $9,919,136 in 18 portfolio companies. The Partnership has now fully invested its original net proceeds from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies as required. As of December 31, 1997, the Partnership's investment portfolio consisted of eight active investments with a cost basis of $4,673,359 and a fair value of $7,697,927. From its inception to December 31, 1997, the Partnership had liquidated investments with an aggregate cost basis of $5,245,777. These liquidated investments returned $6,318,519 for a cumulative net realized gain of $1,072,742 as of December 31, 1997. The Partnership also has earned interest and other income from its portfolio investments totaling $391,889 from its inception to December 31, 1997. Following is a detail of portfolio activity during 1997:

      In October 1997, the Partnership exercised a warrant to purchase 875,000 shares of Data Critical Corp. common stock at an exercise price of $.40 per share and a total cost of $350,000. Additionally, in December 1997, the Partnership sold 100,000 shares of Data Critical Corp. common stock for $100,000, realizing a gain of $60,000.

     In December 1997, the Partnership made a $50,000 follow-on investment in Excel Energy Technologies, Ltd. acquiring a 15% promissory note.
     In December 1997, the Partnership made a $250,000 follow-on investment in Silverado Foods, Inc. acquiring a 14% bridge loan and a warrant to purchase 35,000 shares of common stock at $.625 per share expiring on December 19, 2002.

      On November 3, 1997, ZymeTx, Inc. completed its initial public offering. In connection with the offering, the company effected a 1-for-4 reverse stock split resulting in an exchange of the Partnership's 1,218,315 shares of ZymeTx common stock for 304,579 shares.

     During 1997, the Partnership sold its investment of 275,317 shares of C.R. Anthony Company common stock for $2,184,292, realizing a gain of $1,584,101. In June 1997, Diagnetics, Inc. sold its assets and liquidated, resulting in a return of $87,001 to the Partnership and a realized loss of $726,609. Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 21, 1998 is 1,071. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for reporting estimated values of limited partnerships and other direct investments on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the new guidelines, Merrill Lynch will report estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (ii) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year.

The Managing General Partner's estimate of net asset value as of December 31, 1997 is $734 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at year end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimated values. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant's assets over its remaining life.

Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1997 are listed below:

                                                       Managing         Independent
                                                        General           General           Limited             Per $1,000
Distribution Date                                       Partner          Partners          Partners                Unit

April 17, 1995                                       $          0       $         0    $    2,049,600          $       200
October 19, 1995                                           25,889             1,000           512,400                   50
January 21, 1997                                            4,984               192           512,400                   50
July 1, 1997                                                5,370               208           512,400                   50
October 22, 1997                                           12,945               500         1,281,000                  125
                                                     ------------       -----------    --------------          -----------

Cumulative totals as of December 31, 1997            $     49,188       $     1,900    $    4,867,800          $       475
                                                     ============       ===========    ==============          ===========

Item 6.       Selected Financial Data.

($ in thousands, except for per Unit information)

                                                                           Years ended December 31,
                                                            1997          1996             1995           1994          1993
                                                          --------      ----------      ---------       --------      ------

Net investment loss                                       $   (251)     $     (373)     $    (289)      $   (143)     $    (159)

Net realized gain (loss) on investments                        939             370          1,651           (272)        (1,043)

Change in unrealized appreciation of investments            (1,995)          2,046           (950)         3,424           (388)

Total assets                                                 7,784          11,427          9,317         11,472          8,483

Net unrealized appreciation of investments                   3,025           5,020          2,974          3,924            500

Cash distributions to Partners                               1,812             518          2,589              -              -

Cumulative cash distributions to Partners                    4,919           3,107          2,589              -              -

Cost of portfolio investments purchased                        650             151            213          1,121          2,543

Cumulative cost of portfolio investments
purchased                                                    9,919           9,269          9,118          8,905          7,784

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net investment loss                                       $    (24)        $   (37)       $   (28)        $  (14)       $   (15)

Net realized gain (loss) on investments                         91              36            159            (26)          (101)

Cash distributions to Partners                                 175              50            250              -              -

Cumulative cash distributions to Partners                      475             300            250              -              -

Net unrealized appreciation of investments                     292             485            287            379             48

Net asset value, including net unrealized
appreciation of investments                                    734           1,035            888          1,098            807

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 1997, the Partnership held $85,653 in an interest-bearing cash account. Interest earned on such cash balances and other short-term investments for the years ended December 31, 1997, 1996 and 1995 was $67,561, $36,435, and $46,514, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1997, the Partnership made follow-on investments totaling $650,000 in three existing portfolio companies. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. Generally, the Partnership will distribute to Partners all proceeds received from the sale of its portfolio investments, after an adequate reserve for future operating expenses or follow-on investments in existing portfolio companies, as soon as practicable after receipt. Funds needed to cover the Partnership's future operating expenses and follow-on investments in existing companies are expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

During 1997, the Partnership realized proceeds of $2.4 million from the sale of certain portfolio investments and, as a result, made two cash distributions to Partners totaling $1,812,423. Limited Partners received $1,793,400, or $175 per Unit, and the General Partners received $19,023. Cumulative cash distributions to Partners from inception of the Partnership to December 31, 1997 total $4,918,888. Limited Partners received $4,867,800, or $475 per Unit, and the General Partners received $51,088.

Results of Operations

For the year ended December 31, 1997, the Partnership had a net realized gain from operations of $688,367. For the years ended December 31, 1996 and 1995, the Partnership had a net realized loss from operations of $2,389 and a net realized gain from operations of $1,361,908, respectively. Net realized gain or loss from operations is comprised of (1) net realized gains or losses from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1997, the Partnership had a net realized gain from portfolio investments of $939,317. During 1997, the Partnership sold its investment of 275,317 shares of C.R. Anthony Company common stock in the public market for $2,184,292, realizing a gain of $1,584,101. In December 1997, the Partnership sold 100,000 shares of Data Critical Corp. common stock in a private transaction for $100,000, realizing a gain of $60,000. In June 1997, Diagnetics, Inc. sold its assets and liquidated, resulting in a return of $87,001 to the Partnership and a realized loss of $726,609. Finally, during 1997, the Partnership recognized a gain of $21,825, upon the receipt of the final escrow release in connection with the 1996 acquisition of Enerpro International, Inc. by Energy Ventures, Inc. ("EVI"), as discussed below.

For the year ended December 31, 1996, the Partnership had a net realized gain from portfolio investments of $370,161. In May 1996, Enerpro International, Inc. merged with EVI, a public company. In connection with the merger, the Partnership received 24,500 shares of EVI common stock for its Enerpro holdings. The Partnership sold such shares in the public market during 1996 for $737,967. Additionally, pursuant to the merger agreement, $72,353 of such proceeds were held in escrow and released in 1997, as discussed above. In 1996, the Partnership had recorded a contingency reserve of $21,825 relating to the escrow holdings and, therefore, recognized a $366,212 realized gain on a net basis in connection with this transaction. Additionally during 1996, the Partnership sold 32,000 shares of Envirogen, Inc. in the public market for $115,949, realizing a gain of $3,949.

For the year ended December 31, 1995, the Partnership had a $1,650,738 net realized gain from its portfolio investments. In February 1995, the Partnership sold its investment in BACE Manufacturing, Inc., for $2,138,475, realizing a gain of $1,599,475. In July 1995, the Partnership sold its 15,491 shares of Eckerd Corporation common stock for $479,911, realizing a gain of $336,919. Additionally in September 1995, the Partnership sold its remaining 90,000 common stock warrants of Envirogen for $39,344, realizing a gain of $39,344. Finally, in December 1995, the Partnership wrote-off its $325,000 investment in Great Outdoors Publishing Inc. due to continued business and financial difficulties at the company.

Investment Income and Expenses - For the years ended December 31, 1997, 1996 and 1995, the Partnership had a net investment loss of $250,950, $372,550 and $288,830, respectively. The $121,600 decrease in net investment loss for 1997 compared to 1996 resulted from a $73,315 increase in investment income and a $48,285 decline in operating expenses. The increase in investment income primarily resulted from an increase of $31,126 in interest from short-term investments due to an increase in funds available for such investments during 1997 compared to 1996. The Partnership invests proceeds received from the sale of portfolio investments in short-term securities until such funds are used for operations or distributions are made to Partners. Also contributing to the increase in investment income was a $42,189 positive change in income from portfolio investments, primarily due to the 1996 write-off of a $51,106 accrued interest receivable relating to promissory notes due from Americo Publishing, Inc., which were fully reserved for in 1996. The decrease in operating expenses for 1997 compared to 1996 primarily resulted from a $39,404 reduction in professional fees. This reduction primarily was due to the reversal in 1997 of excess professional fee accruals made in prior periods. Custodial fees also declined primarily due to the reversal of excess accruals made in prior periods.

The $83,720 increase in net investment loss for 1996 compared to 1995 resulted from a $100,130 decline in investment income partially offset by a $16,410 decline in operating expenses for 1996 compared to 1995. The decline in investment income primarily resulted from the $51,106 write-off of accrued interest receivable, as discussed above. Also contributing to the decline in investment income was a $10,079 decrease in interest from short-term investments resulting from a reduction in funds available for investment in such securities during 1996. The reduction in operating expenses for 1996 compared to 1995 primarily resulted from a $12,062 decrease in Independent General Partners' ("IGPs") fees and expenses due to a decline in the number of IGP meetings held during 1996.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for each year ended December 31, 1997, 1996 and 1995, was $200,000.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1997, the Partnership recorded a $1,679,349 net unrealized loss resulting from the net downward revaluation of certain portfolio investments. These downward revaluations primarily were due to declines in the public market prices of Silverado Foods, Inc. and UroCor, Inc., partially offset by an upward revaluation of ZymeTx, Inc., which completed its initial public offering in November 1997. Additionally, during 1997 there was a net transfer of $315,767 from unrealized gain to realized gain resulting from sales or liquidations of C.R. Anthony, Data Critical and Diagnetics, as discussed above. As a result, net unrealized appreciation of investments decreased $1,995,116 for 1997.

For the year ended December 31, 1996, the Partnership recorded a $2,239,648 net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of certain portfolio investments, primarily UroCor, Inc., which completed its initial public offering in May 1996. Offsetting the unrealized gain for 1996 was the net transfer of $194,016 from unrealized gain to realized gain resulting from the sale of Enerpro and Envirogen as discussed above. As a result, net unrealized appreciation of investments increased $2,045,632 for 1996.

For the year ended December 31, 1995, the Partnership recorded a $464,602 net unrealized gain resulting from the net upward revaluation of certain portfolio investments. Additionally during 1995, there was a net transfer of $1,414,514 from unrealized gain to realized gain resulting from portfolio investments sold or written-off during 1995, as discussed above. As a result, net unrealized appreciation of investments decreased $949,912 for 1995.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation of portfolio investments.

For the year ended December 31, 1997, the Partnership had a $1,306,749 decrease in net assets resulting from operations, comprised of the $1,995,116 decrease in net unrealized appreciation partially offset by the $688,367 realized gain from operations for 1997. As of December 31, 1997, the Partnership's net assets were $7,600,021, down $3,119,172 from $10,719,193 as of December 31, 1996. This decrease reflects the $1,306,749 decrease in net assets from operations and the cash distributions of $1,812,423 paid to Partners during 1997.

For the year ended December 31, 1996, the Partnership had a $2,043,243 increase in net assets resulting from operations, primarily due to the $2,045,632 increase in net unrealized appreciation for 1996. As of December 31, 1996, the Partnership's net assets were $10,719,193, up $1,525,667 from $9,193,526 as of December 31, 1995. This increase reflects the $2,043,243 increase in net assets from operations exceeding the accrued cash distribution of $517,576 paid to Partners in January 1997.

As of December 31, 1995, the Partnership had a $411,996 increase in net assets resulting from operations, comprised of the $1,361,908 net realized gain from operations partially offset by the $949,912 net decrease in unrealized appreciation for 1995. As of December 31, 1995, the Partnership's net assets were $9,193,526, down $2,176,893 from $11,370,419 as of December 31, 1994. This decrease reflects the $2,588,889 of cash distributions paid to Partners during 1995 exceeding the $411,996 increase in net assets resulting from operations for 1995.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1997, 1996 and 1995 was $734, $1,035 and $888, respectively.

Item 8.       Financial Statements and Supplementary Data.


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Schedule of Portfolio Investments as of December 31, 1997

Schedule of Portfolio Investments as of December 31, 1996

Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Oklahoma Venture Partners, Limited Partnership:

We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1997 and 1996 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $4,424,331 and $10,098,594 as of December 31, 1997 and 1996, respectively, representing 58.2% and 94.2% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 24, 1998

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31,


                                                                                                1997                 1996
                                                                                            --------------     ----------
ASSETS

Investments
   Portfolio investments, at fair value (cost $4,673,359 as of
      December 31, 1997 and $5,477,160 as of December 31, 1996)                           $      7,697,927    $      10,496,844
   Short-term investments, at amortized cost                                                             -              498,737
Cash and cash equivalents                                                                           85,653              380,685
Receivable from securities sold                                                                          -               50,528
Accrued interest receivable                                                                            480                    -
                                                                                          ----------------    -----------------

TOTAL ASSETS                                                                              $      7,784,060    $      11,426,794
                                                                                          ================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -    $         517,576
Accounts payable                                                                                    60,068               84,160
Due to Management Company                                                                          108,971               90,365
Due to Independent General Partners                                                                 15,000               15,500
                                                                                          ----------------    -----------------
   Total liabilities                                                                               184,039              707,601
                                                                                          ----------------    -----------------

Partners' Capital:
Managing General Partner                                                                            45,754               57,186
Individual General Partners                                                                          1,771                2,213
Limited Partners (10,248 Units)                                                                  4,527,928            5,640,110
Unallocated net unrealized appreciation of investments                                           3,024,568            5,019,684
                                                                                          ----------------    -----------------
   Total partners' capital                                                                       7,600,021           10,719,193
                                                                                          ----------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      7,784,060    $      11,426,794
                                                                                          ================    =================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1997

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994          $      364,000      $             0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)(C)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
775,000 shares of Common Stock                                                                     310,000              620,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
118,000 shares of Common Stock                                           Sept. 1991                413,000              177,000
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)(D)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907               66,391
17 shares of Common Stock                                                                            2,500                    0
15% Promissory Note                                                                                 50,000               50,000
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)(E)
705,681 shares of Common Stock                                           June 1992                 529,900              297,709
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    250,000              250,000
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            3,072,929
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               23,667
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)(F)
304,579 shares of Common Stock                                           July 1994                   1,411            1,522,895
-------------------------------------------------------------------------------------------------------------------------------

Total from Active Portfolio Investments(G)                                                  $    4,673,359      $     7,697,927
                                                                                            ===================================

Supplemental Information: Liquidated Portfolio Investments(H)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Bace Manufacturing, Inc.                              1995            $       539,000       $    1,599,475      $     2,138,475
C.R. Anthony Company                                  1994-1997               602,366            1,581,926            2,184,292
Data Critical Corp.(B)                                1997                     40,000               60,000              100,000
Diagnetics, Inc.(B)                                   1997                    813,610             (726,609)              87,001

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 1997

-------------------------------------------------------------------------------------------------------------------------------
Eckerd Corporation                                    1995            $       142,992       $      336,919      $       479,911
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.                                       1994-1996               112,000               49,290              161,290
Energy Ventures, Inc./Enerpro International, Inc.     1996                    350,000              388,037              738,037
Great Outdoors Publishing, Inc.(B)                    1995                    325,000             (325,000)                   0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.                1995                        100                    0                  100
Quan Tem Laboratories, Inc.(B)                        1990-1994                89,000              (48,713)              40,287
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(B)                              1994                    280,000                    0              280,000
-------------------------------------------------------------------------------------------------------------------------------
Sports Tactics International, Inc.                    1993-1994               450,000             (430,884)              19,116
-------------------------------------------------------------------------------------------------------------------------------
Symex Corporation(B)                                  1993-1994               838,899             (838,899)                   0
Tricon America Corporation(B)                         1990-1991               662,810             (572,800)              90,010

Totals from Liquidated Portfolio Investments                          $     5,245,777       $    1,072,742     $      6,318,519
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $     9,919,136       $    4,097,310     $     14,016,446
                                                                      =========================================================


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

 (C) In October 1997, the Partnership exercised a warrant to purchase 875,000 shares of Data Critical Corp. common stock at an exercise price of $.40 per share and a total cost of $350,000. Additionally, in December 1997, the Partnership sold 100,000 shares of Data Critical Corp. common stock for $100,000, realizing a gain of $60,000.

(D) In December 1997, the Partnership made a $50,000 follow-on investment in Excel Energy Technologies, Ltd. acquiring a 15% promissory note.

(E) In December 1997, the Partnership made a $250,000 follow-on investment in Silverado Foods, Inc., acquiring a 14% bridge loan and a warrant to purchase 35,000 shares of common stock at $.625 per share expiring on December 19, 2002.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 1997


(F) On November 3, 1997, ZymeTx, Inc. completed its initial public offering. Additionally, during 1997, the company effected a 1-for-4 reverse stock split. As a result, the Partnership exchanged its 1,218,315 shares of common stock for 304,579 shares.

 (G) During 1997, the Partnership sold its investment of 275,317 shares of C.R. Anthony Company common stock for $2,184,292, realizing a gain of $1,584,101. Additionally, in June 1997, the Partnership sold its investment in Diagnetics, Inc. for $87,001, realizing a loss of $726,609.

(H)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1997.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1996

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994          $      364,000     $              0
-------------------------------------------------------------------------------------------------------------------------------
C.R. Anthony Company(A)
275,317 shares of Common Stock                                           Oct. 1992                 600,191            1,293,990
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
Warrant to purchase 875,000 shares of Common Stock
   at $.40 per share, expiring 10/6/97                                                                   0              350,000
-------------------------------------------------------------------------------------------------------------------------------
Diagnetics, Inc.(B)
314,807 shares of Preferred Stock                                        April 1991                756,115              406,805
44,227 shares of Common Stock                                                                       57,495                    0
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
118,000 shares of Common Stock                                           Sept. 1991                413,000              398,250
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907              166,602
17 shares of Common Stock                                                                            2,500                    0
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900            1,455,467
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            4,274,393
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               54,001
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc. (B)
1,218,315 shares of Common Stock                                         July 1994                   1,411              480,000
-------------------------------------------------------------------------------------------------------------------------------
Totals                                                                                      $    5,477,160     $     10,496,844
                                                                                            ===================================

 (A) Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1997             1996               1995
                                                                            -------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                   $        67,561     $       36,435      $      46,514
   Interest and other income (loss) from portfolio investments                        480            (41,709)            48,342
                                                                          ---------------     --------------      -------------
   Total investment income                                                         68,041             (5,274)            94,856
                                                                          ---------------     --------------      -------------

   Expenses:

   Management fee                                                                 200,000            200,000            200,000
   Professional fees                                                               42,789             82,193             86,850
   Independent General Partners' fees                                              60,947             60,183             72,245
   Mailing and printing                                                            14,486             16,392             17,483
   Custodial fees                                                                  (1,638)             5,735              5,938
   Miscellaneous                                                                    2,407              2,773              1,170
                                                                          ---------------     --------------      -------------
   Total expenses                                                                 318,991            367,276            383,686
                                                                          ---------------     --------------      -------------

NET INVESTMENT LOSS                                                              (250,950)          (372,550)          (288,830)

Net realized gain from investments                                                939,317            370,161          1,650,738
                                                                          ---------------     --------------      -------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners)                                                        688,367             (2,389)         1,361,908

Net change in unrealized appreciation of investments                           (1,995,116)         2,045,632           (949,912)
                                                                          ---------------     --------------      -------------

NET (DECREASE) INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                 $    (1,306,749)    $    2,043,243      $     411,996
                                                                          ===============     ==============      =============



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                   1997              1996             1995
                                                                              --------------    -------------     --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                           $     (250,950)   $    (372,550)    $    (288,830)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

(Decrease) increase in payables                                                       (5,986)          66,249            22,034
Decrease (increase) in accrued interest on short-term investments                      5,276           (4,880)              489
(Increase) decrease in receivables and other assets                                     (480)          44,653             5,866
                                                                              --------------    -------------     -------------
Cash used for operating activities                                                  (252,140)        (266,528)         (260,441)
                                                                              --------------    -------------     -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                             (650,000)        (151,200)         (212,807)
Proceeds from the sale of portfolio investments                                    2,443,646          781,633         2,684,017
Net return from (purchase of) short-term investments                                 493,461         (244,530)          347,922
                                                                              --------------    -------------     -------------
Cash provided from investing activities                                            2,287,107          385,903         2,819,132
                                                                              --------------    -------------     -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                               (2,329,999)               -     (2,588,889)
                                                                              --------------    -------------     ----------

(Decrease) increase in cash and cash equivalents                                    (295,032)         119,375           (30,198)
Cash and cash equivalents at beginning of year                                       380,685          261,310           291,508
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $       85,653    $     380,685     $     261,310
                                                                              ==============    =============     =============





See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December  31, 1995, 1996 and 1997

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners        of Investments           Total

Balance as of December 31, 1994          $   74,464       $  2,878       $   7,369,113       $   3,923,964      $   11,370,419

Cash distribution, paid
April 17, 1995                                    -              -          (2,049,600)                  -          (2,049,600)

Cash distribution, paid
October 19, 1995                            (25,889)        (1,000)           (512,400)                  -            (539,289)

Net investment loss                          (2,888)          (111)           (285,831)                  -            (288,830)

Net realized gain from investments           16,507            638           1,633,593                   -           1,650,738

Net change in unrealized
appreciation of investments                       -              -                   -            (949,912)           (949,912)
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1995              62,194          2,405           6,154,875(A)        2,974,052           9,193,526

Accrued cash distribution, paid
January 21, 1997                             (4,984)          (192)           (512,400)                  -            (517,576)

Net investment loss                          (3,726)          (143)           (368,681)                  -            (372,550)

Net realized gain from investments            3,702            143             366,316                   -             370,161

Net change in unrealized
appreciation of investments                       -              -                   -           2,045,632           2,045,632
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1996              57,186          2,213           5,640,110(A)        5,019,684          10,719,193

Cash distribution, paid
July 1, 1997                                 (5,370)          (208)           (512,400)                  -            (517,978)

Cash distribution, paid
October 22, 1997                            (12,945)          (500)         (1,281,000)                  -          (1,294,445)

Net investment loss                          (2,510)           (97)           (248,343)                  -            (250,950)

Net realized gain from investments            9,393            363             929,561                   -             939,317

Net change in unrealized
appreciation of investments                       -              -                   -          (1,995,116)         (1,995,116)
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1997          $   45,754       $  1,771       $   4,527,928(A)    $   3,024,568      $    7,600,021
                                         ==========       ========       =============       =============      ==============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net appreciation of investments, was $734, $1,035, and $888 as of December 31, 1997, 1996 and 1995, respectively. Cumulative cash distributions paid to Limited Partners totaled $475 per Unit as of December 31, 1997.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS, continued


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $3.0 million as of December 31, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to December 31, 1997, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS, continued



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

7.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1997 are listed below:


                                                       Managing         Independent
                                                        General           General           Limited             Per $1,000
Distribution Date                                       Partner          Partners          Partners                Unit

April 17, 1995                                       $          0       $         0    $    2,049,600          $       200
October 19, 1995                                           25,889             1,000           512,400                   50
January 21, 1997                                            4,984               192           512,400                   50
July 1, 1997                                                5,370               208           512,400                   50
October 22, 1997                                           12,945               500         1,281,000                  125
                                                     ------------       -----------    --------------          -----------

Cumulative totals as of December 31, 1997            $     49,188       $     1,900    $    4,867,800          $       475
                                                     ============       ===========    ==============          ===========


8.       Short-Term Investments

The Partnership held no short-term securities as of December 31, 1997. As of December 31, 1996 the Partnership's short-term securities consisted of the following investment in commercial paper:



                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value

December 31, 1996:
Korean Development Bank                         5.35%         1/17/97      $    493,461        $    498,737     $       500,000
                                                                           ------------        ------------     ---------------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS, continued


9.       Portfolio Investments

As  of  December  31,  1997,  the  Partnership's   portfolio   investments  were
categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      2,181,452             $     5,717,536                75.23%
Preferred Stock                                             1,827,907                   1,680,391                22.11%
Debt Securities                                               664,000                     300,000                 3.95%
                                                     ----------------             ---------------            ----------
                                                     $      4,673,359             $     7,697,927               101.29%
                                                     ================             ===============            ==========

Country/Geographic Region
Oklahoma                                             $      3,429,023             $     7,053,591                92.81%
Non-Oklahoma                                                1,244,336                     644,336                 8.48%
                                                     ----------------             ---------------            ----------
                                                     $      4,673,359             $     7,697,927               101.29%
                                                     ================             ===============            ==========

Industry
Publishing                                           $        364,000             $             0                 0.00%
Food Manufacturing & Distribution                             779,900                     547,709                 7.21%
Energy/Natural Gas                                          1,183,743                     583,727                 7.68%
Data Communications                                         1,010,000                   1,770,000                23.29%
Environmental Technology                                      413,000                     177,000                 2.33%
Healthcare/Biotechnology                                      922,716                   4,619,491                60.78%
                                                     ----------------             ---------------            ----------
                                                     $      4,673,359             $     7,697,927               101.29%
                                                     ================             ===============            ==========

* Represents fair value as a percentage of net assets.


10.      Subsequent Event

During the first quarter of 1998, the Partnership sold 40,000 common shares of Envirogen, Inc. for $56,924, realizing a loss of $83,076.

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

Individual General Partners

William C. Liedtke, III (1)
P.O. Box 54369
Oklahoma City, OK 73154
Age 46
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 21, 1998 (3)
Since 1997, Chief Executive  Officer of Redeco Energy,  Inc.; from 1996 to 1997,
     Chief Operating  Officer of Redex Co. Ventures,
     Ltd.; from 1991 to 1996, Energy consultant; from 1989 to 1991, Assistant to the Governor of the State of Oklahoma; since 1984, an independent natural gas marketing consultant; an oil and gas marketing manager for Trigg Drilling Company, Inc.; a member of the State Bar of Texas.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 70
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 21, 1998 (3)
Since1988 Director of Techlaw,  Inc.; since 1995, President of Paice Corp.; from
     1983 to 1990, Executive Vice President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control Inc.

George A. Singer (1)
2222 E. 25th Place
Tulsa, OK  74114
Age 50
Individual General Partner since 1995
0 Units of the Partnership beneficially owned as of March 21, 1998 (3)
Since 1978, Manager and Principal of Singer Bros. and General Partner of several related family entities;  since 1978,  Executive
     Vice President, Pedestal Oil Company, Inc.; since 1981, Director of Manchester Pipeline Corporation; a member of the Independent Petroleum Association of America.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 52
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 21, 1998 (3) SinceJanuary 1997, President and CEO of The U.S. Russia Investment Fund; from
     1991 to 1996, President of New Century Management, Inc., a venture caital management and advisory firm; from 1990 to 1991, venture investment advisor with Vector Securities International, Inc., an investment banking firm specializing in health care companies; from 1984 to 1990, President of Merrill Lynch R&D Management, Inc., from 1982 to 1983 and from 1988 to 1990, Vice President of Merrill Lynch Venture Capital, Inc.
(1)  Independent General Partner and Member of Audit Committee.
(2) Interested person, as defined in the Investment Company Act, of the Partnership.
(3) Each Individual General Partner has contributed $1,000 to the capital of the Partnership. Mr. Shewmaker is a limited partner of the Managing General Partner of the Partnership. The Managing General Partner contributed $103,556 to the capital of the Partnership. George A. Singer succeeded to the interest of a prior Independent General Partner who contributed $1,000 to the capital of the Partnership.

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

Kevin K. Albert, Age 45, Director, President
Officer or Director since 1990
Managing Director of Merrill Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger, Age 44, Director and Executive Vice President
Officer or Director since 1990
Vice President  of Merrill  Lynch & Co.  Corporate  Credit and  Director  of the
     Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Steven N. Baumgarten, Age 42, Vice President Officer or Director since 1993 Vice President of MLPF&S since 1986.

Michael E. Lurie, Age 54, Director, Vice President
Officer or Director since 1995
     First Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions related to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee.

Diane T. Herte
Vice President and Treasurer
Age 37
Officer or Director since 1995
Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager and administrator.

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

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $16,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. Additionally, the Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the years ended December 31, 1997, 1996, and 1995, totaled $60,947, $60,183 and
$72,245, respectively.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the year ended December 31, 1997, the Partnership had a net realized gain from operations of $688,367. For the years ended December 31, 1996 and 1995, the Partnership had a net realized loss from operations of $2,389 and a net realized gain from operations of $1,361,908, respectively. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $6,883, $24 and $13,619 of such gains and losses for the years ended December 31, 1997, 1996 and 1995, respectively.

During 1997, the Partnership made cash distributions to Partners totaling $1,812,423. Limited Partners received $1,793,400, or $175 per Unit. The Individual General Partners received $708 and the Managing General Partner received $18,315. During 1996, the Partnership made cash distributions to Partners totaling $517,576. Limited Partners received $512,400, or $50 per Unit. The Individual General Partners received $192 and the Managing General Partner received $4,984. During 1995, the Partnership made cash distributions to Partners totaling $2,588,889. Limited Partners received $2,562,000, or $250 per Unit. The Individual General Partners received $1,000 and the Managing General Partner received $25,889. There were no distributions paid to Partners prior to 1995.

Management Fee - Pursuant to the Management Agreement, the Management Company receives a management fee at the annual rate of 2.5% of the amount of the Partners' gross capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and paid quarterly in arrears. The management fee was $200,000 for each of the years ended December 31, 1997, 1996 and 1995.

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

                      Independent Auditors' Report

                      Balance Sheets as of December 31, 1997 and 1996

                      Schedule of Portfolio Investments as of December 31, 1997

                      Schedule of Portfolio Investments as of December 31, 1996

                      Statements of Operations for the years ended December 31,
                         1997, 1996 and 1995

                      Statements of Cash Flows for the years ended December 31,
                         1997, 1996 and 1995

                      Statements of Changes in Partners' Capital for the years
                         ended December 31, 1995, 1996 and 1997

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.


       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1998.


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