Form 10-Q
period 1998-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1998-05-15
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of March 31, 1998 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                         March 31, 1998       December 31,
                                                                                           (Unaudited)               1997
ASSETS

Portfolio investments, at fair value (cost $4,435,099 as of
   March 31, 1998 and $4,673,359 as of December 31, 1997)                              $        7,694,667     $       7,697,927
Cash and cash equivalents                                                                         101,905                85,653
Receivable from securities sold                                                                     4,794                     -
Accrued interest receivable                                                                         6,787                   480
                                                                                       ------------------     -----------------

TOTAL ASSETS                                                                           $        7,808,153     $       7,784,060
                                                                                       ==================     =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                       $           47,730     $          60,068
Due to Management Company                                                                          50,000               108,971
Due to Independent General Partners                                                                14,000                15,000
                                                                                       ------------------     -----------------
   Total liabilities                                                                              111,730               184,039
                                                                                       ------------------     -----------------

Partners' Capital:
Managing General Partner                                                                           44,368                45,754
Individual General Partners                                                                         1,718                 1,771
Limited Partners (10,248 Units)                                                                 4,390,769             4,527,928
Unallocated net unrealized appreciation of investments                                          3,259,568             3,024,568
                                                                                       ------------------     -----------------
   Total partners' capital                                                                      7,696,423             7,600,021
                                                                                       ------------------     -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $        7,808,153     $       7,784,060
                                                                                       ==================     =================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 1998

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994          $      364,000      $             0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)(C)
56,000 shares of Common Stock                                            Sept. 1991                196,000               70,000
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907               66,391
17 shares of Common Stock                                                                            2,500                    0
15% Promissory Note                                                                                 50,000               50,000
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)(D)
705,681 shares of Common Stock                                           June 1992                 529,900              330,788
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    228,740              228,740
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            3,585,084
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               36,598
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
304,579 shares of Common Stock                                           July 1994                   1,411              647,230
-------------------------------------------------------------------------------------------------------------------------------

Total from Active Portfolio Investments                                                     $    4,435,099      $     7,694,667
                                                                                            ===================================

Supplemental Information: Liquidated Portfolio Investments(E)(F)

                                                                            Cost            Realized Gain                Return
Totals from Liquidated Portfolio Investments          $               5,484,037     $       994,020      $     6,478,057
                                                      ==================================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
Totals from Active & Liquidated Portfolio Investments                 $     9,919,136       $    4,253,588     $     14,172,724
                                                                      =========================================================

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
As of March 31, 1998

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

 (C) During the quarter ended March 31, 1998, the Partnership sold 62,000 shares of Envirogen, Inc. common stock for $83,370, realizing a loss of $133,630.

(D) In February 1998, the Partnership received a $25,000 payment from Silverado Foods, Inc., representing a $21,260 loan repayment and $3,740 of interest.

(E) In March 1998, the Partnership received $62,139, representing a payment in connection with the February 1995 sale of its investment in Bace Manufacturing, Inc., realizing a gain of $54,908 and interest income of $7,231.

(F)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,


                                                                                                   1998               1997
                                                                                               -------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $       2,053    $         7,989
   Interest and other income from portfolio investments                                               10,047                  -
   Other interest income                                                                               7,292              5,300
                                                                                               -------------    ---------------
   Total investment income                                                                            19,392             13,289
                                                                                               -------------    ---------------

   Expenses:
   Management fee                                                                                     50,000             50,000
   Professional fees                                                                                  11,450              8,050
   Independent General Partners' fees                                                                 14,390             15,228
   Mailing and printing                                                                                3,354              3,629
   Custodial fees                                                                                         28              1,457
   Miscellaneous                                                                                          46                250
                                                                                               -------------    ---------------
   Total expenses                                                                                     79,268             78,614
                                                                                               -------------    ---------------

NET INVESTMENT LOSS                                                                                  (59,876)           (65,325)

Net realized (loss) gain from portfolio investments                                                  (78,722)           473,289
                                                                                               -------------    ---------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                                            (138,598)           407,964

Change in unrealized appreciation of investments                                                     235,000           (860,290)
                                                                                               -------------    ---------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                             $      96,402    $      (452,326)
                                                                                               =============    ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                                   1998               1997
                                                                                               -------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                            $     (59,876)     $     (65,325)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

(Decrease) increase in payables                                                                      (72,309)            56,707
Decrease in accrued interest on short-term investments                                                     -              3,348
Increase in accrued interest receivable                                                               (6,307)                 -
                                                                                               -------------      -------------
Cash used for operating activities                                                                  (138,492)            (5,270)
                                                                                               -------------      -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net purchase of short-term investments                                                                     -             (2,014)
Proceeds from repayment of bridge loan                                                                21,260                  -
Proceeds from the sale of portfolio investments                                                      133,484            650,080
                                                                                               -------------      -------------
Cash provided from investing activities                                                              154,744            648,066
                                                                                               -------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                                        -           (517,576)
                                                                                               -------------      -------------

Increase in cash and cash equivalents                                                                 16,252            125,220
Cash and cash equivalents at beginning of period                                                      85,653            380,685
                                                                                               -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     101,905      $     505,905
                                                                                               =============      =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1998



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period         $    45,754      $    1,771     $    4,527,928     $     3,024,568      $     7,600,021

Net investment loss                           (599)            (23)           (59,254)                  -              (59,876)

Net realized loss from investments            (787)            (30)           (77,905)                  -              (78,722)

Change in unrealized
appreciation of investments                      -               -                  -             235,000              235,000
                                       -----------      ----------     --------------     ---------------      ---------------

Balance at end of period               $    44,368      $    1,718     $    4,390,769(A)  $     3,259,568      $     7,696,423
                                       ===========      ==========     ==============     ===============      ===============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $743. Cumulative cash distributions paid to Limited Partners totaled $475 per Unit as of March 31, 1998.


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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership is scheduled to terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods if they determine that such extension is in the best interest of the Partnership.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $3.3 million as of March 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1998, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

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

7.       Portfolio Investments

As of March 31, 1998, the Partnership's portfolio investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,964,452             $     5,448,036                70.79%
Preferred Stock                                             1,827,907                   1,967,891                25.57%
Debt Securities                                               642,740                     278,740                 3.62%
                                                     ----------------             ---------------               -------
                                                     $      4,435,099             $     7,694,667                99.98%
                                                     ================             ===============                ======

Country/Geographic Region
Oklahoma                                             $      3,407,763             $     7,157,331                93.00%
Non-Oklahoma                                                1,027,336                     537,336                 6.98%
                                                     ----------------             ---------------               -------
                                                     $      4,435,099             $     7,694,667                99.98%
                                                     ================             ===============                ======

Industry
Publishing                                           $        364,000             $             0                 0.00%
Food Manufacturing & Distribution                             758,640                     559,528                 7.27%
Energy/Natural Gas                                          1,183,743                     583,727                 7.58%
Data Communications                                         1,010,000                   2,212,500                28.75%
Environmental Technology                                      196,000                      70,000                 0.91%
Healthcare/Biotechnology                                      922,716                   4,268,912                55.47%
                                                     ----------------             ---------------                ------
                                                     $      4,435,099             $     7,694,667                99.98%
                                                     ================             ===============                ======

* Represents fair value as a percentage of net assets.

8.       Subsequent Event

As of May 4, 1998, the Partnership had sold its remaining investment of 56,000 common shares of Envirogen, Inc.for $77,338,realizing a loss of $118,662.

9.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1998, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and R esults of Operations.

Liquidity and Capital Resources

As of March 31, 1998, the Partnership held $101,905 in an interest-bearing cash account. Interest earned from such cash account for the three months ended March 31, 1998 was $2,053. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During the quarter ended March 31, 1998, the Partnership sold certain portfolio investments for a return of $138,278, of which $4,794 was a receivable as of March 31, 1998. Additionally, during the quarter, the Partnership received $21,260 from the partial repayment of a bridge loan due from Silverado Foods, Inc.

The Partnership has fully invested its original net proceeds and will not make investments in new portfolio companies. Generally, the Partnership will distribute to Partners all proceeds received from the sale of its portfolio investments, after an adequate reserve for future operating expenses, as soon as practicable after receipt of such proceeds.

As of March 31, 1998, the Partnership's current liabilities exceeded its cash balance by approximately $10,000. Funds needed to cover such current liabilities, as well as the Partnership's future operating expenses and follow-on investments in existing companies, will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments. Subsequent to the end of the quarter, the Partnership realized a cash return of $77,338 from the sale of additional shares of Envirogen, Inc. See Note 8 of notes to financial statements.

Results of Operations

For the three months ended March 31, 1998 and 1997, the Partnership had a net realized loss from operations of $138,598 and a net realized gain from operations of $407,964, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and other investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1998, the Partnership had a net realized loss of $78,722, comprised of a realized loss of $133,630 from the sale of 62,000 common shares of Envirogen, Inc., partially offset by a realized gain of $54,908 resulting from a payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc. For the three months ended March 31, 1997, the Partnership had a net realized gain of $473,289, primarily resulting from the sale of 90,000 common shares of CR Anthony Company.

Investment Income and Expenses - For the three months ended March 31, 1998 and 1997, the Partnership had a net investment loss of $59,876 and $65,325, respectively. The decrease in net investment loss for the 1998 period compared to the 1997 period, resulted from a $6,103 increase in investment income which was partially offset by a $654 increase in operating expenses. The increase in investment income included a $10,047 increase in interest income from portfolio investments due to an increase in income producing securities held by the Partnership during the 1998 period. Interest from short-term investments declined by $5,936 for the 1998 period due to a decrease in funds available for investments in short-term securities during the 1998 period compared to the same period in 1997.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the three months ended March 31, 1998 and 1997 was $50,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 1998, the Partnership had a $111,000 net unrealized gain, primarily resulting from the net upward revaluation of certain portfolio investments. Additionally, during the quarter $124,000 of unrealized loss was transferred to realized loss resulting from the sale of 62,000 common shares of Envirogen, as discussed above. As a result, net unrealized appreciation of investments increased by $235,000 for the three months ended March 31, 1998.

For the three months ended March 31, 1997, the Partnership had a $614,081 net unrealized loss, primarily resulting from the net downward revaluation of certain portfolio investments. Additionally, during the quarter $246,209 of unrealized gain was transferred to realized gain resulting from the sale of 90,000 shares of CR Anthony, as discussed above. As a result, net unrealized appreciation of investments decreased by $860,290 for the three months ended March 31, 1997.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1998, the Partnership's net assets were $7,696,423, an increase of $96,402 from $7,600,021 as of December 31, 1997. This increase was comprised of the $235,000 increase in net unrealized appreciation of investments partially offset by the $138,598 net realized loss from operations for the quarter ended March 31, 1998.

As of March 31, 1997, the Partnership's net assets were $10,266,867, a decrease of $452,326 from $10,719,193 as of December 31, 1996. This decrease was comprised of the $860,290 decrease in net unrealized appreciation of investments partially offset by the $407,964 net realized gain from operations for the quarter ended March 31, 1997.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1998 and December 31, 1997 was $743 and $734, respectively.

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



              ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP


By:           MLOK Co., Limited Partnership
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Robert Aufenanger
              Robert Aufenanger
              Executive Vice President and Director


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         May 15, 1998