Form 10-Q
period 1998-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1998-08-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

Or

     [ ] Transition Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


     ML      OKLAHOMA      VENTURE      PARTNERS,       LIMITED      PARTNERSHIP
=============================================================================
====================================================
(Exact name of registrant as specified in its charter)


Oklahoma                                                              73-1329487
===============================================================================
==================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                                                            74135
==============================================================================
===================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (918) 663-2500

Not applicable
===============================================================================
==================================================
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of June 30, 1998 (Unaudited)

     Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

     Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

     Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                                                            June 30, 1998        December 31,
                                                                                             (Unaudited)             1997
ASSETS

Portfolio investments, at fair value (cost $3,522,692 as of
   June 30, 1998 and $4,673,359 as of December 31, 1997)                                  $      7,509,539     $      7,697,927
Cash and cash equivalents                                                                          198,485               85,653
Accrued interest receivable                                                                         12,634                  480
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      7,720,658     $      7,784,060
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                          $         47,861     $         60,068
Due to Management Company                                                                           76,015              108,971
Due to Independent General Partners                                                                 15,000               15,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                               138,876              184,039
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            35,948               45,754
Individual General Partners                                                                          1,392                1,771
Limited Partners (10,248 Units)                                                                  3,557,595            4,527,928
Unallocated net unrealized appreciation of investments                                           3,986,847            3,024,568
                                                                                          ----------------     ----------------
   Total partners' capital                                                                       7,581,782            7,600,021
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      7,720,658     $      7,784,060
                                                                                          ================     ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 1998

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                         Feb. 1994            $      364,000       $            0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                      April 1993                  700,000            1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                          June 1993                   464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
705,681 shares of Common Stock                                         June 1992                   529,900              132,315
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    228,740              228,740
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
496,635 shares of Common Stock                                         May 1991                    921,305            3,538,524
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               35,423
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
304,579 shares of Common Stock                                         July 1994                     1,411              894,701
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                    $    3,522,692       $    7,509,539
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments:(C)(D)

                                                                                              Realized
                                                                              Cost              Gain                     Return

Totals from Liquidated Portfolio Investments                             $    6,396,444     $      228,174       $    6,624,618
                                                                         ==============     ==============       ==============

                                                                                         Combined Net            Combined
                                                                                         Unrealized and          Fair Value
                                                                            Cost         Realized Gain           and Return

Totals from Active & Liquidated Portfolio Investments                    $    9,919,136     $    4,215,021       $   14,134,157
                                                                         ==============     ==============       ==============


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
As of June 30, 1998

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

 (C) During the quarter ended June 30, 1998, the Partnership sold its remaining investment of 56,000 shares of Envirogen, Inc. common stock for $77,338, realizing a loss of $118,662. In April 1998, the Partnership sold its remaining interest in QuanTEM Laboratories L.L.C. for $2,500. Because this investment had been written off in a prior period, the Partnership realized a gain for the full payment amount during the quarter. In June 1998, the Partnership sold its investment in Excel Energy Technologies, Ltd. for $16,723, realizing a loss if $649,684. Additionally, the $50,000 note due from Excel Energy was repaid in full along with interest totaling $3,607.

 (D) Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,

                                                                       1998           1997            1998            1997
                                                                 -------------   --------------  --------------   --------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $       2,062   $       11,569  $       4,115  $        19,558
   Interest and other income from portfolio
     investments                                                         9,454                -         19,501                -
   Other interest income                                                     3            7,653          7,295           12,953
                                                                 -------------   --------------  -------------  ---------------
   Total investment income                                              11,519           19,222         30,911           32,511
                                                                 -------------   --------------  -------------  ---------------

   Expenses:
   Management fee                                                       50,000           50,000        100,000          100,000
   Professional fees                                                    16,031            9,149         27,481           17,199
   Independent General Partners' fees                                   15,453           15,390         29,843           30,618
   Mailing and printing                                                  4,775            5,584          8,129            9,213
   Custodial fees                                                           90                -            118            1,457
   Miscellaneous                                                         1,244               43          1,290              293
                                                                 -------------   --------------  -------------  ---------------
   Total expenses                                                       87,593           80,166        166,861          158,780
                                                                 -------------   --------------  -------------  ---------------

NET INVESTMENT LOSS                                                    (76,074)         (60,944)      (135,950)        (126,269)

Net realized (loss) gain from portfolio investments                   (765,846)         411,337       (844,568)         884,626
                                                                 -------------   --------------  -------------  ---------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS                                                         (841,920)         350,393       (980,518)         758,357

Change in unrealized appreciation of
   investments                                                         727,279         (458,587)       962,279       (1,318,877)
                                                                 -------------   --------------  -------------  ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (114,641)  $     (108,194) $     (18,239) $      (560,520)
                                                                 =============   ==============  =============  ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,


                                                                                                  1998                1997

                                                                                              -------------       --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (135,950)      $    (126,269)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables                                                                                (45,163)            (50,652)
Decrease in accrued interest on short-term investments                                                    -               2,973
Increase in accrued interest receivable                                                             (12,154)                  -
                                                                                              -------------       -------------
Cash used for operating activities                                                                 (193,267)           (173,948)
                                                                                              -------------       -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                     234,839             722,263
Proceeds from the repayment of note and bridge loan                                                  71,260                   -
Net return of short-term investments                                                                      -             246,349
                                                                                              -------------       -------------
Cash provided from investing activities                                                             306,099             968,612
                                                                                              -------------       -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                            -          (1,035,554)
                                                                                              -------------       -------------

Increase (decrease) in cash and cash equivalents                                                    112,832            (240,890)
Cash and cash equivalents at beginning of period                                                     85,653             380,685
                                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     198,485       $     139,795
                                                                                              =============       =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1998



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period         $    45,754      $    1,771     $    4,527,928     $     3,024,568      $     7,600,021

Net investment loss                         (1,360)            (53)          (134,537)                  -             (135,950)

Net realized loss                           (8,446)           (326)          (835,796)                  -             (844,568)

Change in unrealized
appreciation of investments                      -               -                  -             962,279              962,279
                                        ----------        --------      -------------       -------------      ---------------

Balance at end of period                $   35,948        $  1,392      $   3,557,595(A)    $   3,986,847      $     7,581,782
                                        ==========        ========      =============       =============      ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $732 as of June 30, 1998. Additionally, cumulative cash distributions paid to Limited Partners, as of June 30, 1998, totaled $475 per Unit.


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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $4.0 million as of June 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1998, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

7.       Portfolio Investments

As of June 30, 1998, the Partnership's portfolio investments were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,765,952             $     5,379,299                70.95%
Preferred Stock                                             1,164,000                   1,901,500                25.08%
Debt Securities                                               592,740                     228,740                 3.02%
                                                     ----------------             ---------------               -------
                                                     $      3,522,692             $     7,509,539                99.05%
                                                     ================             ===============                ======

Country/Geographic Region
Oklahoma                                             $      2,691,356             $     7,042,203                92.89%
Non-Oklahoma                                                  831,336                     467,336                 6.16%
                                                     ----------------             ---------------               -------
                                                     $      3,522,692             $     7,509,539                99.05%
                                                     ================             ===============                ======

Industry
Publishing                                           $        364,000             $             0                 0.00%
Food Manufacturing & Distribution                             758,640                     361,055                 4.76%
Energy/Natural Gas                                            467,336                     467,336                 6.16%
Data Communications                                         1,010,000                   2,212,500                29.18%
Healthcare/Biotechnology                                      922,716                   4,468,648                58.95%
                                                     ----------------             ---------------                ------
                                                     $      3,522,692             $     7,509,539                99.05%
                                                     ================             ===============                ======

* Represents fair value as a percentage of net assets.


8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1998, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1998, the Partnership held $198,485 in an interest-bearing cash account. Interest earned from such cash account for the three and six months ended June 30, 1998 was $2,062 and $4,115, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During  the six  months  ended  June 30,  1998,  the  Partnership  sold  certain portfolio investments for net proceeds of $234,839. Additionally, the Partnership received $50,000 from the repayment of a promissory note due from Excel Energy Technologies, Ltd.
and $21,260 from the partial repayment of a bridge loan due from Silverado Foods, Inc.

The Partnership has fully invested its original net proceeds and will not make investments in new portfolio companies. Generally, the Partnership will distribute to Partners all proceeds received from the sale of its portfolio investments, after an adequate reserve for future operating expenses and follow-on investments, as soon as practicable after receipt of such proceeds. Funds needed to cover future operating expenses and follow-on investments in existing companies are expected to be obtained from existing cash reserves, interest and other investment income received and proceeds from the sale of portfolio investments.

The Partnership is scheduled to terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods if they determine that such extension is in the best interest of the Partnership.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership had a net realized loss from operations of $841,920 and $980,518, respectively. For the three and six months ended June 30, 1997, the Partnership had a net realized gain from operations of $350,393 and $758,357, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1998, the Partnership had a net realized loss from portfolio investments of $765,846 and $844,568, respectively. The realized loss for the three months ended June 30, 1998, was comprised of a realized loss of $118,662 from the sale of the Partnership's remaining 56,000 common shares of Envirogen, Inc., a realized loss of $649,684 from the sale of the Partnership's remaining investment in Excel Energy Technologies, Inc., and an offsetting gain of $2,500 from the sale of the Partnership's previously written-off interest in QuanTEM Laboratories L.L.C. For the three months ended March 31, 1998, the Partnership had a net realized loss of $78,722, comprised of a realized loss of $133,630 from the sale of 62,000 common shares of Envirogen, Inc., partially offset by a realized gain of $54,908 resulting from a payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

For the three and six months ended June 30, 1997, the Partnership had a net realized gain from portfolio investments of $411,337 and $884,626, respectively. The realized gain for the three months ended June 30, 1997, was comprised of a realized gain of $1,110,982 from the sale of the Partnership's remaining 185,317 common shares of C.R. Anthony Company, a realized gain of $21,655 from the receipt of the final escrow release in connection with the 1996 acquisition of Enerpro International, Inc. by Energy Ventures, Inc. ("EVI"), and an offsetting realized loss of $721,300 from the sale of the Partnership's remaining investment in Diagnetics, Inc. For the three months ended March 31, 1997, the Partnership had a net realized gain of $473,289, comprised of a realized gain of $473,119 from the sale of 90,000 common shares of C.R. Anthony Company, and a realized gain of $170 from the receipt of an initial escrow release in connection with the acquisition of Enerpro International by EVI as discussed above.

Investment Income and Expenses - For the three months ended June 30, 1998 and 1997, the Partnership had a net investment loss of $76,074 and $60,944, respectively. The $15,130 increase in net investment loss for the 1998 period compared to the 1997 period resulted from a $7,703 decrease in investment income and a $7,427 increase in operating expenses. The decrease in investment income included a $9,507 decline in interest from short-term investments primarily due to a decrease in funds available for such investments during the 1998 period compared to the same period in 1997. This decrease was offset by a $1,804 net increase in other interest income, including interest and other income from portfolio investments. The net increase in interest income from portfolio investments and other interest income primarily was due to an increase in income producing securities held by the Partnership during the 1998 period. The increase in operating expenses primarily resulted from a $6,882 increase in professional fees due to an increase in legal expenses during the 1998 period compared to the same period in 1997.

For the six months ended June 30, 1998 and 1997, the Partnership had a net investment loss of $135,950 and $126,269, respectively. The $9,681 increase in net investment loss for the 1998 period compared to the 1997 period resulted from a $1,600 decrease in investment income and a $8,081 increase in operating expenses. The decrease in investment income primarily resulted from a $15,443 decline in interest from short-term investments which was partially offset by a $13,843 net increase in other interest income; including interest and other income from portfolio investments. The decline in interest from short-term investments was primarily due to a decrease in funds available for such investments during the 1998 period compared to the same period in 1997. The net increase in interest and other income from portfolio investments and other interest income primarily was due to an increase in income producing securities held by the Partnership during the 1998 period. The increase in operating expenses primarily resulted from a $10,282 increase in professional fees due to an increase in legal expenses accrued during the 1998 period compared to the same period in 1997.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the six months ended June 30, 1998 and 1997 was $100,000 for each period. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the six months ended June 30, 1998, the Partnership had a $112,263 net unrealized gain, primarily resulting from the net upward revaluation of certain portfolio investments. Additionally, $850,016 was transferred from unrealized loss to realized loss resulting from the sale of Envirogen and Excel Energy, as discussed above. As a result, net unrealized appreciation of investments increased by $962,279 for the six month period ended June 30, 1998.

For the six months ended June 30, 1997, the Partnership had a $1,043,110 net unrealized loss, resulting from the net downward revaluation of certain portfolio investments. Additionally, $275,767 was transferred from unrealized gain to realized gain resulting from the sale of C.R. Anthony and Diagnetics, as discussed above. As a result, net unrealized appreciation of investments declined by $1,318,877 for the six month period ended June 30, 1997.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 1998, the Partnership's net assets were $7,581,782, a decrease of $18,239 from $7,600,021 as of December 31, 1997. This decrease was comprised of the $980,518 net realized loss from operations partially offset by the $962,279 increase in net unrealized appreciation of investments for the six months ended June 30, 1998.

As of June 30, 1997, the Partnership's net assets were $9,640,695, a decrease of $1,078,498 from $10,719,193 as of December 31, 1996. This decrease resulted from the $517,978 cash distribution paid to Partners on July 1, 1997 and the $560,520 net decrease in net assets from operations for the six months ended June 30, 1997. The decrease in net assets from operations for the period was comprised of the $758,357 realized gain from operations offset by the $1,318,877 decrease in unrealized appreciation for the six months ended June 30, 1997.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 1998 and December 31, 1997 was $732 and $734, respectively.

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



Date:         August 14, 1998