Form 10-Q
period 1998-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1998-11-13
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

Or

[  ]     Transition Report Pursuant To Section 13 Or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Oklahoma                                                              73-1329487
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10830 E. 45th Street, Suite 307
Tulsa, Oklahoma                                                           74146
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (918) 663-2500

Meridian Tower, Suite 1060
5100 East Skelly Drive
Tulsa, Oklahoma                                                            74135
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of September 30, 1998 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1998 (Unaudited)

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

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                            September 30,
                                                                                                1998             December 31,
                                                                                             (Unaudited)             1997
ASSETS

Portfolio investments, at fair value (cost $3,055,356 as of
   September 30, 1998 and $4,673,359 as of December 31, 1997)                            $       5,356,431     $      7,697,927
Short-term investments, at amortized cost                                                        1,194,690                    -
Cash and cash equivalents                                                                          238,645               85,653
Accrued interest receivable                                                                         20,706                  480
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      6,810,472     $      7,784,060
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $        880,222     $              -
Accounts payable and accrued expenses                                                               71,766               60,068
Due to Management Company                                                                          106,832              108,971
Due to Independent General Partners                                                                 18,000               15,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                             1,076,820              184,039
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            34,325               45,754
Individual General Partners                                                                          1,329                1,771
Limited Partners (10,248 Units)                                                                  3,396,923            4,527,928
Unallocated net unrealized appreciation of investments                                           2,301,075            3,024,568
                                                                                          ----------------     ----------------
   Total partners' capital                                                                       5,733,652            7,600,021
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      6,810,472     $      7,784,060
                                                                                          ================     ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 1998

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Americo Publishing, Inc. (B)
8%-10% Demand Promissory Notes                                         Feb. 1994            $      364,000       $            0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                      April 1993                  700,000            1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
705,681 shares of Common Stock                                         June 1992                   529,900              132,315
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    228,740              228,740
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)(C)
496,635 shares of Common Stock                                         May 1991                    921,305            2,172,778
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0                  940
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
304,579 shares of Common Stock                                         July 1994                     1,411              609,158
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    3,055,356       $    5,356,431
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments:(D)(E)
                                                                                          Net Realized
                                                                              Cost             Gain                 Return
Totals from Liquidated Portfolio Investments                             $    6,863,780     $    1,039,638       $    7,903,418
                                                                         ==============     ==============       ==============

                                                                                         Combined Net             Combined
                                                                                         Unrealized andFair Value
                                                                              Cost       Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                    $    9,919,136     $    3,340,713       $   13,259,849
                                                                         ==============     ==============       ==============

(A)  Public company

 (B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) Subsequent to the end of the quarter, in October 1998, the Partnership sold 30,000 common shares of UroCor, Inc. for $180,299. As a result, the Partnership will realize a gain of $60,703 during the fourth quarter of 1998. Also, in October 1998, the Partnership exercised warrants to purchase 12,539 shares of UroCor, Inc. common stock for $53,918.

 (D) During the quarter ended September 30, 1998, the Partnership sold its investment in Independent Gas Company Holdings, Inc. for $1,278,800, realizing a gain of $811,464.

 (E) Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1998.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,

                                                                       1998           1997            1998            1997
                                                                 -------------   --------------  --------------   -------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $       5,201   $       24,417  $       9,316  $        43,976
   Interest and other income from portfolio
     investments                                                         8,072                -         27,573                -
   Other interest income                                                     -           (3,432)         7,295            9,520
                                                                 -------------   --------------  -------------  ---------------
   Total investment income                                              13,273           20,985         44,184           53,496
                                                                 -------------   --------------  -------------  ---------------

   Expenses:
   Management fee                                                       50,000           50,000        150,000          150,000
   Professional fees                                                    33,120           12,339         60,601           29,538
   Independent General Partners' fees                                   18,000           15,329         47,843           45,947
   Mailing and printing                                                  5,051            1,651         13,180           10,864
   Custodial fees                                                          702           (3,245)           820           (1,788)
   Miscellaneous                                                             -            2,114          1,290            2,407
                                                                 -------------   --------------  -------------  ---------------
   Total expenses                                                      106,873           78,188        273,734          236,968
                                                                 -------------   --------------  -------------  ---------------

NET INVESTMENT LOSS                                                    (93,600)         (57,203)      (229,550)        (183,472)

Net realized gain (loss) from portfolio investments                    811,464                -        (33,104)         884,626
                                                                 -------------   --------------  -------------  ---------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                          717,864          (57,203)      (262,654)         701,154

Change in unrealized appreciation of
   investments                                                      (1,685,772)        (216,456)      (723,493)      (1,535,333)
                                                                 -------------   --------------  -------------  ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (967,908)  $     (273,659) $    (986,147) $      (834,179)
                                                                 =============   ==============  =============  ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                  1998                1997
                                                                                              -------------       -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (229,550)      $    (183,472)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Increase (decrease) in operating payables, net                                                       12,559             (48,105)
Increase in accrued interest on short-term investments                                               (2,758)             (8,703)
Increase in accrued interest receivable                                                             (20,226)                  -
                                                                                              -------------       -------------
Cash used for operating activities                                                                 (239,975)           (240,280)
                                                                                              -------------       -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                   1,513,639           2,348,955
Proceeds from the repayment of note and bridge loan                                                  71,260                   -
Net purchase of short-term investments                                                           (1,191,932)           (989,122)
                                                                                              -------------       -------------
Cash provided from investing activities                                                             392,967           1,359,833
                                                                                              -------------       -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                            -          (1,035,554)
                                                                                              -------------       -------------

Increase in cash and cash equivalents                                                               152,992              83,999
Cash and cash equivalents at beginning of period                                                     85,653             380,685
                                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     238,645       $     464,684
                                                                                              =============       =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1998



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period         $    45,754      $    1,771     $    4,527,928     $     3,024,568      $     7,600,021

Cash distribution accrued                   (8,802)           (340)          (871,080)                  -             (880,222)

Net investment loss                         (2,296)            (89)          (227,165)                  -             (229,550)

Net realized loss                             (331)            (13)           (32,760)                  -              (33,104)

Change in unrealized
appreciation of investments                      -               -                  -            (723,493)            (723,493)
                                        ----------        --------      -------------       -------------      ---------------

Balance at end of period                $   34,325        $  1,329      $   3,396,923(A)    $   2,301,075      $     5,733,652
                                        ==========        ========      =============       =============      ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $554 as of September 30, 1998. Additionally, cumulative cash distributions paid or accrued to Limited Partners, as of September 30, 1998, totaled $560 per Unit.


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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns. The Partnership's originally scheduled termination date was December 31, 1998. In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $2.3 million as of September 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1998, other timing differences totaling $1.0 million relating to the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. Such fee is determined and paid quarterly. See Note 8 of the Notes to Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.       Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount not to exceed $203,720.

6.       Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $16,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference. See Note 8 of the Notes to Financial Statements.

7.       Portfolio Investments

As of September 30, 1998, the Partnership's portfolio investments, all of which are located in the state of Oklahoma, were categorized as follows:

Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,762,616             $     3,690,191                64.36%
Preferred Stock                                               700,000                   1,437,500                25.07%
Debt Securities                                               592,740                     228,740                 3.99%
                                                     ----------------             ---------------               -------
                                                     $      3,055,356             $     5,356,431                93.42%
                                                     ================             ===============                ======

Industry
Publishing                                           $        364,000             $             0                 0.00%
Food Manufacturing & Distribution                             758,640                     361,055                 6.30%
Data Communications                                         1,010,000                   2,212,500                38.59%
Healthcare/Biotechnology                                      922,716                   2,782,876                48.53%
                                                     ----------------             ---------------                ------
                                                     $      3,055,356             $     5,356,431                93.42%
                                                     ================             ===============                ======

* Represents fair value as a percentage of net assets.

8.       Subsequent Events

On October 28, 1998, the Partnership made a cash distribution to Partners totaling $880,222. Limited Partners of record on September 30, 1998 received $871,080, or $85 per Unit, the Individual General Partners received $340, and the Managing General Partner received $8,802.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

In October 1998, the Partnership sold 30,000 common shares of UroCor, Inc. for $180,299. As a result, the Partnership will realize a gain of $60,703 during the fourth quarter of 1998. Also, in October 1998, the Partnership exercised warrants to purchase 12,539 shares of UroCor, Inc. common stock for $53,918.

In connection with the extension of term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum management fee payable by the Partnership from $200,000 to $160,000 per annum. In addition, the Individual General Partners determined to reduce the annual fee paid to each Independent General Partner from $16,000 to $12,000. Both changes will become effective as of January 1, 1999. The meeting fees paid to the Independent General Partners will remain unchanged.

9.       Interim Financial Statements

In the opinion the Managing General Partner, the unaudited financial statements as of September 30, 1998, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

As of September 30, 1998, the Partnership held $1,433,335 in cash and short-term investments, consisting of $1,194,690 in short-term securities with maturities of less than one year and $238,645 in an interest-bearing cash account. Interest earned from such investments for the three and nine months ended September 30, 1998 was $5,201 and $9,316, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The accrued cash distribution of $880,222 as of September 30, 1998, was paid in October 1998. Limited Partners of record on September 30, 1998 received $871,080, or $85 per Unit, the Individual General Partners received $340, and the Managing General Partner received $8,802.

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

The Partnership's originally scheduled termination date was December 31, 1998. The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns. In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

In connection with the extension of term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum management fee payable by the Partnership from $200,000 to $160,000 per annum. In addition, the Individual General Partners determined to reduce the annual fee paid to each Independent General Partner from $16,000 to $12,000. Both changes will become effective as of January 1, 1999. The meeting fees paid to the Independent General Partners will remain unchanged.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership had a net realized gain from operations of $717,864 and a net realized loss from operations of $262,654, respectively. For the three and nine months ended September 30, 1997, the Partnership had a net realized loss from operations of $57,203 and a net realized gain from operations of $701,154, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended September 30, 1998, the Partnership had an $811,464 realized gain resulting from the sale of its investment in Independent Gas Company Holdings, Inc. In September 1998, the investment was sold back to Independent Gas for $1,278,800 in connection with a recapitalization of the company.

For the nine months ended September 30, 1998, the Partnership had a $33,104 net realized loss from the liquidation of certain portfolio investments. The net realized loss for the nine month period consisted of a $252,292 realized loss from the sale of the Partnership's remaining 118,000 common shares of Envirogen, Inc., and a $649,684 realized loss from the sale of the Partnership's remaining investment in Excel Energy Technologies, Inc. These losses were offset by the $811,464 realized gain from the sale of Independent Gas, as discussed above, a realized gain of $2,500 from the sale of the Partnership's previously written-off interest in QuanTEM Laboratories L.L.C. and a realized gain of $54,908 resulting from a payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

The Partnership had no realized gains or losses from portfolio investments for the three months ended September 30, 1997. For the nine months ended September 30, 1997, the Partnership had a net realized gain from portfolio investments of $884,626, comprised of a realized gain of $1,584,101 from the sale of its entire position of 275,317 common shares of C.R. Anthony Company, a realized gain of $21,825 from the receipt of the final escrow release in connection with the 1996 acquisition of Enerpro International, Inc. by Energy Ventures, Inc. and an offsetting loss of $721,300 from the sale of the Partnership's remaining investment in Diagnetics, Inc.

Investment Income and Expenses - For the three months ended September 30, 1998 and 1997, the Partnership had a net investment loss of $93,600 and $57,203, respectively. The $36,397 increase in net investment loss for the 1998 period compared to the 1997 period resulted from a $7,712 decrease in investment income and a $28,685 increase in operating expenses. The decrease in investment income included a $19,216 decline in interest from short-term investments primarily due to a decrease in funds available for such investments during the 1998 period compared to the same period in 1997. This decrease was partially offset by an $11,504 net increase in other interest income, including interest and other income from portfolio investments. The net increase in interest income from portfolio investments and other interest income primarily was due to an increase in income producing securities held by the Partnership during the 1998 period. The increase in operating expenses resulted primarily from a $20,781 increase in professional fees which was primarily due to legal expenses in the 1998 period related to the Partnership's investment in Americo Publishing, Inc. and favorable accrual adjustments made during the 1997 period.

For the nine months ended September 30, 1998 and 1997, the Partnership had a net investment loss of $229,550 and $183,472, respectively. The $46,078 increase in net investment loss for the 1998 period compared to the 1997 period resulted from a $9,312 decrease in investment income and a $36,766 increase in operating expenses. The decrease in investment income included a $34,660 decline in interest from short-term investments primarily due to a decrease in funds available for such investments during the 1998 period compared to the same period in 1997. This decrease was partially offset by a $25,348 net increase in other interest income, including interest and other income from portfolio investments, primarily due to an increase in income producing securities held by the Partnership during the 1998 period. The increase in operating expenses resulted primarily from a $31,063 increase in professional fees which was primarily due to an increase in legal expenses as discussed above.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for the nine months ended September 30, 1998 and 1997 was $150,000 for each period. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the nine months ended September 30, 1998, the Partnership had a $1,573,509 reduction to net unrealized appreciation resulting from the net downward revaluation of certain portfolio investments. Additionally, $850,016 was transferred from unrealized loss to realized loss resulting from the sale of Envirogen and Excel Energy, as discussed above. The $1,573,509 downward revaluation partially offset by the $850,016 transfer from unrealized loss to realized loss resulted in a $723,493 decrease to the Partnership's net unrealized appreciation of investments for the nine month period ended September 30, 1998.

For the nine months ended September 30, 1997, the Partnership had a $1,259,566 reduction to net unrealized appreciation resulting from the net downward revaluation of certain portfolio investments. Additionally, a net $275,767 was transferred from unrealized gain to realized gain resulting from the sale of C.R. Anthony and Diagnetics, as discussed above. The $1,259,566 downward revaluation combined with the $275,767 transfer from unrealized gain to realized gain, resulted in a $1,535,333 decrease to the Partnership's net unrealized appreciation of investments for the nine month period ended September 30, 1997.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gains and losses and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the nine months ended September 30, 1998, the Partnership had a net decrease in net assets from operations of $986,147 comprised of the $262,654 realized loss from operations and the $723,493 decrease in unrealized appreciation. As of September 30, 1998, the Partnership's net assets were $5,733,652, a decrease of $1,866,369 from $7,600,021 as of December 31, 1997. This decrease resulted from the $880,222 accrued cash distribution to Partners and the $986,147 decrease in net assets from operations for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, the Partnership had a net decrease in net assets from operations of $834,179 comprised of the $701,154 realized gain from operations offset by the $1,535,333 decrease in unrealized appreciation. As of September 30, 1997, the Partnership's net assets were $8,072,591, a decrease of $2,646,602 from $10,719,193 as of December 31, 1996. This decrease resulted from $1,812,423 of cash distributions accrued or paid to Partners and the $834,179 net decrease in net assets from operations for the nine months ended September 30, 1997.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 1998 and December 31, 1997 was $554 and $734, respectively.

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

                  (3)    (a)   Amended and Restated  Certificate of Limited
                         Partnership of the Partnership  dated as of November
                               29, 1988.*

                         (b)   Amended  and   Restated   Agreement   of  Limited
                               Partnership  of  the  Partnership   dated  as  of
                               November 29, 1988.*

                         (c)   Amended  and   Restated   Agreement   of  Limited
                               Partnership of the Partnership dated as of August 14, 1989.**

                  (10)         Management  Agreement  dated as of November 29,
                              1988 between the  Partnership  and the  Management
                               Company.*

                  (27)         Financial Data Schedule.

                  (28) (a) Prospectus of the Partnership dated December 1, 1988 filed with the Securities and Exchange Commission pursuant to Rule 497 (b) under the Securities Act of 1933, as supplemented by a supplement dated April 25, 1989 filed pursuant to Rule 497 (d) under the Securities Act of 1933.***

              (b) The Registrant filed with the Commission a current report on Form 8-K dated September 15, 1998. This current report contained details with respect to the sale of the
                    Partnership's investment in Independent Gas Company Holdings, Inc. and the Partnership's cash distribution paid to Partners on October 28, 1998.
------------------------------

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



Date:         November 13, 1998