Form 10-K
period 1998-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1999-04-01
CIK 837227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Oklahoma                                                             73-1329487
----------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

10830 E. 45th Street, Suite 307
Tulsa, Oklahoma                                                        74146
-------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (918) 663-2500

Securities registered pursuant to Section 12(b) of the Act:

itle of each class                   Name of each exchange on which registered
       None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1999, 10,243 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I, Part II and Part III hereof.

                                     PART I
Item 1.       Business.

Formation

ML Oklahoma Venture Partners, Limited Partnership (the "Partnership") was formed on July 15, 1988 under the Revised Uniform Limited Partnership Act of the State of Oklahoma. The Partnership's operations commenced on August 14, 1989. MLOK Co., Limited Partnership, the managing general partner of the Partnership (the "Managing General Partner"), is an Oklahoma limited partnership formed on July 15, 1988, the general partner of which is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. The Managing General Partner and four individuals (the "Individual General Partners") are the general partners of the Partnership.

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

The Partnership was organized as a "qualified venture capital company" under Oklahoma law and, therefore, was required to invest over 55% of its capitalization in companies which constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, the Partnership's limited partners (the "Limited Partners") were entitled to an income tax credit against their 1989 Oklahoma state income tax in an amount equal to 20% of their original investment in the Partnership. From its inception through December 31, 1998, the Partnership had invested $9,973,054 in portfolio investments, of which $6,532,260, or 65.5%, represents investments in Oklahoma business ventures.

The Partnership publicly offered, through Merrill Lynch, 25,000 units of limited partnership interest at $1,000 per unit (the "Units"). The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-24547), which was declared effective on December 1, 1988. The Partnership completed its offering on August 14, 1989. A total of 10,248 Units were sold to the Limited Partners. Gross capital contributions to the Partnership total $10,355,556; including $10,248,000 from the Limited Partners, $103,556 from the Managing General Partner and $4,000 from the Individual General Partners.

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

The Venture Capital Investments

From August 14, 1989 (commencement of operations) to December 31, 1998, the Partnership had invested $9,973,054 in 18 portfolio companies. The Partnership has fully invested its original net proceeds from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During 1998, the Partnership completed one follow-on investment totaling $53,918 resulting from the exercise of warrants to purchase additional common shares of UroCor, Inc., as discussed below. As of December 31, 1998, the Partnership's investment portfolio consisted of four remaining investments with a cost of $2,625,384 and a fair value of $6,367,148. From its inception to December 31, 1998, the Partnership had liquidated investments with an aggregate cost of $7,347,670. These liquidated investments returned $8,184,184 for a cumulative net realized gain of $836,514 as of December 31, 1998. The Partnership also has earned interest and other income from its portfolio investments totaling $427,534 from its inception to December 31, 1998. Following is a detail of portfolio activity completed during 1998:

o        In  December  1998,  the  Partnership  sold 25,000  common  shares of
           ZymeTx,  Inc.  for  $100,467,  realizing a gain of $100,174.

o In December 1998, the Partnership wrote-off its investment in Americo Publishing, Inc., realizing a loss of $364,000.

o In October 1998, the Partnership sold 30,000 common shares of UroCor, Inc. for $180,299, realizing a gain of $60,702. Also, in October 1998, the Partnership exercised its warrant to purchase 12,539 shares of UroCor common stock for $53,918.

o In June 1998, the Partnership sold its investment in Excel Energy Technologies, Ltd. for $16,723, realizing a loss of $649,684. Additionally, the $50,000 note due from Excel Energy was repaid in full along with interest totaling $3,607.

o In April 1998, the Partnership sold its remaining interest in QuanTEM Laboratories L.L.C. for $2,500.

o In March 1998, the Partnership received $62,139, representing a payment in connection with the February 1995 sale of its investment in Bace Manufacturing, Inc., realizing a gain of $54,908 and interest income of $7,231.

o In February 1998, the Partnership received a $25,000 payment from Silverado Foods, Inc., representing a $21,260 loan repayment and $3,740 of interest.

o During 1998, the Partnership sold its remaining investment of 118,000 shares of Envirogen, Inc. common stock for $160,708, realizing a loss of $252,292.

o During 1998, the Partnership sold its investment in Independent Gas Company Holdings, Inc. for $1,278,800, realizing a gain of $811,464.

Termination

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




Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. As discussed above, the Partnership will not make any new portfolio investments.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 16, 1999 is 1,061. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as the Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's Month-End client account statements, and on (ii) the prior March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year.

The Managing General Partner's estimate of net asset value of the Partnership as of December 31, 1998 is $668 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at year end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on the prior August 15th, as stated above. The estimated values provided by the independent services and Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Registrant's current net asset value amount upon the liquidation of Registrant.

Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1998 are listed below:


                                                       Managing         Independent
                                                        General           General           Limited         Per $1,000
Distribution Date                                       Partner          Partners          Partners            Unit

Inception to December 31, 1995                       $     25,889       $     1,000    $    2,562,000      $    250
January 21, 1997                                            4,984               192           512,400            50
July 1, 1997                                                5,370               208           512,400            50
October 22, 1997                                           12,945               500         1,281,000           125
October 28, 1998                                            8,802               340           871,080            85
                                                     ------------       -----------    --------------      --------

Cumulative as of December 31, 1998                   $     57,990       $     2,240    $    5,738,880      $    560
                                                     ============       ===========    ================    ========


Item 6.       Selected Financial Data.

($ in thousands, except for per Unit information)

                                                                           Years ended December 31,
                                                             1998          1997            1996           1995          1994
                                                          --------      ----------      ---------       --------      ---------

Net investment loss                                       $   (287)     $     (251)     $    (373)      $   (289)     $    (143)

Net realized (loss) gain on investments                       (236)            939            370          1,651           (272)

Change in unrealized appreciation of
   investments                                                 717          (1,995)         2,046           (950)         3,424

Total assets                                                 7,128           7,784         11,427          9,317         11,472

Net unrealized appreciation of investments                   3,742           3,025          5,020          2,974          3,924

Cash distributions to Partners                                 880           1,812            518          2,589              -

Cumulative cash distributions to Partners                    5,799           4,919          3,107          2,589              -

Cost of portfolio investments purchased                         54             650            151            213          1,121

Cumulative cost of portfolio investments
   purchased                                                 9,973           9,919          9,269          9,118          8,905

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net investment loss                                       $    (28)        $   (24)       $   (37)        $  (28)       $   (14)

Net realized (loss) gain on investments                        (23)             91             36            159            (26)

Net increase (decrease) in net assets
   resulting from operations                                    19            (126)           197             40            291

Cash distributions to Partners                                  85             175             50            250              -

Cumulative cash distributions to Partners                      560             475            300            250              -

Net unrealized appreciation of investments                     361             292            485            287            379

Net asset value, including net unrealized
   appreciation of investments                                 668             734          1,035            888          1,098

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 1998, the Partnership held $731,956 in an interest-bearing cash account. Interest earned on such cash balances and other short-term investments for the years ended December 31, 1998, 1997 and 1996 was $25,886, $67,561, and $36,435, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Managing General Partner is working toward the termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns. The Partnership's originally scheduled termination date was December 31, 1998. In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

In October 1998, the Partnership made one follow-on investment totaling $53,918 in an existing portfolio company. The Partnership has fully invested its original net proceeds and will not make investments in new portfolio companies. Generally, the Partnership will distribute to Partners all proceeds received from the sale of its portfolio investments, as soon as practicable after establishing an adequate reserve for operating expenses or follow-on investments in existing portfolio companies. Funds needed to cover the Partnership's future operating expenses and follow-on investments are expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

In October 1998, the Partnership made a cash distribution to Partners totaling $880,222. Limited Partners of record on September 30, 1998 received $871,080, or $85 per Unit, the Individual General Partners received $340, and the Managing General Partner received $8,802. Cumulative cash distributions to Partners from inception to December 31, 1998 total $5,799,110, consisting of $5,738,880, or $560 per Unit, to the Limited Partners, $2,240 to the Individual General Partners and $57,990 to the Managing General Partner.

Results of Operations

For the year ended December 31, 1998, the Partnership had a net realized loss from operations of $523,607. For the years ended December 31, 1997 and 1996, the Partnership had a net realized gain from operations of $688,367 and a net realized loss from operations of $2,389, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1998, the Partnership had a net realized loss of $236,228 from the liquidation of several of its portfolio investments. In connection with a recapitalization of Independent Gas Company Holdings, Inc. completed during 1998, the Partnership sold its investment back to Independent Gas for $1,278,800, realizing a gain of $811,464. Also during 1998, the Partnership sold certain publicly traded portfolio securities including: its remaining 118,000 common shares of Envirogen, Inc., for $160,708, realizing a loss of $252,292; 30,000 common shares of UroCor, Inc. for $180,299, realizing a gain of $60,702; and 25,000 common shares of ZymeTx, Inc. for $100,467, realizing a gain of $100,174. In a private transaction completed during the year, the Partnership sold its investment in Excel Energy Technologies, Inc., realizing a loss of $649,684. In December 1998, the Partnership wrote-off the remaining cost of its investment in Americo Publishing Inc., due to continuing operating and financial difficulties at the company, resulting in a realized loss of $364,000. Finally, during 1998, the Partnership realized a gain of $2,500 from the sale of its interest in QuanTEM Laboratories L.L.C., an investment that had previously been written-off, and also realized gain of $54,908 from an escrow payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

For the year ended December 31, 1997, the Partnership had a net realized gain from portfolio investments of $939,317. During 1997, the Partnership sold 275,317 shares of C.R. Anthony Company common stock in the public market for $2,184,292, realizing a gain of $1,584,101. In December 1997, the Partnership sold 100,000 shares of Data Critical Corp. common stock in a private transaction for $100,000, realizing a gain of $60,000. In June 1997, Diagnetics, Inc. sold its assets and liquidated, resulting in a return of $87,001 to the Partnership and a realized loss of $726,609. Finally, during 1997, the Partnership recognized a gain of $21,825, upon the receipt of the final escrow release in connection with the 1996 acquisition of Enerpro International, Inc. by Energy Ventures, Inc. ("EVI"), as discussed below.

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

Investment Income and Expenses - For the years ended December 31, 1998, 1997 and 1996, the Partnership had a net investment loss of $287,379, $250,950 and $372,550, respectively. The $36,429 increase in net investment loss for 1998 compared to 1997 resulted from a $29,919 increase in operating expenses and a $6,510 decrease in investment income. The increase in operating expenses for 1998 compared to 1997 primarily resulted from a $23,976 increase in professional fees. Professional fees for the 1998 period include legal expenses incurred in connection with the liquidation of the Partnership's investment in Americo Publishing, Inc. Additionally, certain favorable accrual adjustments were made to professional fees during the 1997 period. Mailing and printing expenses increased by $3,463 primarily due to a general increase in such expenses during 1998. The decrease in investment income included a $41,675 decline in interest from short-term investments, primarily due to a decrease in funds available for such investments during 1998 compared to 1997. The Partnership invests proceeds received from the sale of portfolio investments in short-term securities until such funds are used for operations or distributed to Partners. The decrease in interest from short-term investments was partially offset by a $35,165 net increase in interest and other income from portfolio investments, primarily resulting from interest accrued on the bridge loan due from Silverado Foods, Inc. during 1998.

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

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. Such fee is determined and paid quarterly. The management fee for each year ended December 31, 1998, 1997 and 1996, was $200,000. In connection with the extension of the term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum management fee by the Partnership from $200,000 to $160,000, effective January 1, 1999. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the year ended December 31, 1998, the Partnership reduced the fair value of its portfolio investments on a net basis by $435,460, resulting from the net downward revaluation of certain portfolio investments. These downward revaluations primarily were due to declines in the public market prices of Silverado Foods, Inc. and ZymeTx, Inc., partially offset by an upward revaluation of Data Critical Corp., a privately-held company. Offsetting the reduction to fair value for 1998 was the net transfer of $1,152,656 from unrealized loss to realized loss resulting from portfolio investments sold or written-off during the year, as discussed above.
As a result, net unrealized appreciation of investments increased $717,196 for 1998.

For the year ended December 31, 1997, the Partnership reduced the fair value of its portfolio investments on a net basis by $1,679,349, resulting from the net downward revaluation of certain portfolio investments. These downward revaluations primarily were due to declines in the public market prices of Silverado Foods, Inc. and UroCor, Inc., partially offset by an upward revaluation of ZymeTx, Inc., which completed its initial public offering in November 1997. Additionally, during 1997 there was a net transfer of $315,767 from unrealized gain to realized gain resulting from the liquidations of C.R. Anthony, Data Critical and Diagnetics, as discussed above. As a result, net unrealized appreciation of investments decreased $1,995,116 for 1997.

For the year ended December 31, 1996, the Partnership increased the fair value of its portfolio investments on a net basis by $2,239,648, resulting from the net upward revaluation of certain portfolio investments, primarily UroCor, Inc., which completed its initial public offering in May 1996. Offsetting the increase to fair value for 1996 was the net transfer of $194,016 from unrealized gain to realized gain resulting from the sale of Enerpro and Envirogen, as discussed above. As a result, net unrealized appreciation of investments increased $2,045,632 for 1996.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation of portfolio investments. For the year ended December 31, 1998, the Partnership had a $193,589 increase in net assets resulting from operations, comprised of the $717,196 increase in net unrealized appreciation partially offset by the $523,607 net realized loss from operations for 1998. As of December 31, 1998, the Partnership's net assets were $6,913,388, down $686,633 from $7,600,021 as of December 31, 1997. This decrease reflects the cash distribution of $880,222 paid to Partners in 1998 exceeding the $193,589 increase in net assets from operations for 1998.

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

For the year ended December 31, 1996, the Partnership had a $2,043,243 increase in net assets resulting from operations, comprised of the $2,045,632 increase in net unrealized appreciation partially offset by the $2,389 realized loss from operations for 1996. As of December 31, 1996, the Partnership's net assets were $10,719,193, up $1,525,667 from $9,193,526 as of December 31, 1995. This increase reflects the $2,043,243 increase in net assets from operations exceeding the accrued cash distribution of $517,576 paid to Partners in January 1997.

Gains or losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1998, 1997 and 1996 was $668, $734 and $1,035, respectively.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the limited partner database, issuance of financial reports and tax information to limited partners and processing distribution payments to limited partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner.

Since the Partnership does not own any equipment and all of its administrative needs are provided by the Management Company, any costs relating to the investigation and correction of potential Y2K problems affecting the Partnership's operations will be incurred by the Administrator, the Management Company or the outside service providers. Therefore, the Management Company and the Managing General Partner do not expect the Partnership to incur any costs relating to the investigation or correction of Y2K concerns.

Finally the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown. At the time that specific Y2K problems are identified, if any, the Managing General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments, short-term investments and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $6,367,148 as of December 31, 1998. An assumed 10% decline from this December 31, 1998 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $636,715.

The Partnership had no short-term investments as of December 31, 1998. Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1998 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1998 and 1997

Schedule of Portfolio Investments as of December 31, 1998

Schedule of Portfolio Investments as of December 31, 1997

Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Oklahoma Venture Partners, Limited Partnership:

We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1998 and 1997 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $6,367,148 and $4,424,331 as of December 31, 1998 and 1997, respectively, representing 92.1% and 58.2% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
March 10, 1999

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS
As of December 31, 1998 and 1997


                                                                                                1998                 1997
                                                                                            --------------     ----------------
ASSETS

Investments
   Portfolio investments, at fair value (cost $2,625,384 as of
      December 31, 1998 and $4,673,359 as of December 31, 1997)                           $      6,367,148    $       7,697,927
Cash and cash equivalents                                                                          731,956               85,653
Accrued interest receivable                                                                         28,778                  480
                                                                                          ----------------    -----------------

TOTAL ASSETS                                                                              $      7,127,882    $       7,784,060
                                                                                          ================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $         61,845    $          60,068
Due to Management Company                                                                          137,649              108,971
Due to Independent General Partners                                                                 15,000               15,000
                                                                                          ----------------    -----------------
   Total liabilities                                                                               214,494              184,039
                                                                                          ----------------    -----------------

Partners' Capital:
Managing General Partner                                                                            31,716               45,754
Individual General Partners                                                                          1,229                1,771
Limited Partners (10,248 Units)                                                                  3,138,679            4,527,928
Unallocated net unrealized appreciation of investments                                           3,741,764            3,024,568
                                                                                          ----------------    -----------------
   Total partners' capital                                                                       6,913,388            7,600,021
                                                                                          ----------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      7,127,882    $       7,784,060
                                                                                          ================    =================



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1998

                                                                    Initial Investment
Investment                                                                  Date                  Cost               Fair Value
Data Critical Corp.*(B)
Wireless data transmission
762,500 shares of Preferred Stock                                      April 1993           $      700,000       $    1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    228,740              228,740
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)(C)
Urological disease management
479,174 shares of Common Stock                                         May 1991                    855,626            3,034,750
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)(D)
Viral diagnostics and therapeutics
279,579 shares of Common Stock                                         July 1994                     1,118              891,158
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    2,625,384       $    6,367,148
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (L)

                                                         Liquidation                              Realized
Company                                                     Date               Cost              Gain (Loss)             Return
-------------------------------------------------------------------------------------------------------------------------------
Americo Publishing, Inc. (E)                                1998          $      364,000        $   (364,000)   $             0
Bace Manufacturing, Inc. (F)                                1995                 539,000           1,654,383          2,193,383
C.R. Anthony Company                                        1994-1997            602,366           1,581,926          2,184,292
Data Critical Corp.                                         1997                  40,000              60,000            100,000
Diagnetics, Inc.                                            1997                 813,610            (726,609)            87,001
-------------------------------------------------------------------------------------------------------------------------------
Eckerd Corporation                                          1995                 142,992             336,919            479,911
-------------------------------------------------------------------------------------------------------------------------------
Energy Ventures, Inc./Enerpro International, Inc.           1996                 350,000             388,037            738,037
Envirogen, Inc. (G)                                         1994-1998            525,000            (203,002)           321,998
Excel Energy Technologies, Ltd.(H)                          1998                 716,407            (649,684)            66,723
-------------------------------------------------------------------------------------------------------------------------------
Great Outdoors Publishing, Inc.                             1995                 325,000            (325,000)                 0
Independent Gas Company Holdings, Inc.(I)                   1995-1998            467,436             811,464          1,278,900
QuanTEM Laboratories, Inc.(J)                               1990-1998             89,000             (46,213)            42,787
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(K)                                    1994                 301,260                   0            301,260
Sports Tactics International, Inc.                          1993-1994            450,000            (430,884)            19,116


ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 1998

                                                         Liquidation                              Realized
Company                                                     Date               Cost              Gain (Loss)             Return
-------------------------------------------------------------------------------------------------------------------------------
Tricon America Corporation                                  1990-1991     $      662,810        $   (572,800)    $       90,010
UroCor, Inc. (C)                                            1998                 119,597              60,702            180,299
ZymeTx, Inc./Symex Corporation (D)                          1993-1998            839,192            (738,725)           100,467

Totals from Liquidated Portfolio Investments                              $    7,347,670        $    836,514     $    8,184,184
                                                                          ==============        ============     ==============

                                                                                                Combined            Combined
                                                                                            Unrealized and       Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active & Liquidated Portfolio Investments       $             9,973,054    $        4,578,278  $     14,551,332
                                                            =======================    ==================  ================

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) In October 1998, the Partnership sold 30,000 common shares of UroCor, Inc. for $180,299, realizing a gain of $60,702. Also, in October 1998, the Partnership exercised its warrant to purchase 12,539 shares of UroCor common stock for $53,918.

(D) In December 1998, the Partnership sold 25,000 common shares of ZymeTx, Inc. for $100,467, realizing a gain of $100,174.

(E) In December 1998, the Partnership wrote-off its investment in Americo Publishing, Inc., realizing a loss of $364,000.

(F) In March 1998, the Partnership received $62,139, representing a payment in connection with the February 1995 sale of its investment in Bace Manufacturing, Inc., realizing a gain of $54,908 and interest income of $7,231.

(G) During 1998, the Partnership sold its remaining investment of 118,000 shares of Envirogen, Inc. common stock for $160,708, realizing a loss of $252,292.

(H) In June 1998, the Partnership sold its investment in Excel Energy Technologies, Ltd. for $16,723, realizing a loss of $649,684. Additionally, the $50,000 note due from Excel Energy was repaid in full along with interest totaling $3,607.

(I) During 1998, the Partnership sold its investment in Independent Gas Company Holdings, Inc. for $1,278,800, realizing a gain of $811,464.

(J) In April 1998, the Partnership sold its remaining interest in QuanTEM Laboratories L.L.C. for $2,500.

(K) In February 1998, the Partnership received a $25,000 payment from Silverado Foods, Inc., representing a $21,260 loan repayment and $3,740 of interest.

 (L) Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1998.

o May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1997


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Americo Publishing, Inc.
8%-10% Demand Promissory Notes                                           Feb. 1994          $      364,000     $              0
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
762,500 shares of Preferred Stock                                        April 1993                700,000            1,150,000
775,000 shares of Common Stock                                                                     310,000              620,000
-------------------------------------------------------------------------------------------------------------------------------
Envirogen, Inc.(A)
118,000 shares of Common Stock                                           Sept. 1991                413,000              177,000
-------------------------------------------------------------------------------------------------------------------------------
Excel Energy Technologies, Ltd.*(B)
3,492 shares of Preferred Stock                                          Oct. 1993                 663,907               66,391
17 shares of Common Stock                                                                            2,500                    0
15% Promissory Note                                                                                 50,000               50,000
-------------------------------------------------------------------------------------------------------------------------------
Independent Gas Company Holdings, Inc.
464 shares of Preferred Stock                                            June 1993                 464,000              464,000
5,192 shares of Common Stock                                                                         3,336                3,336
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.*(A)(B)
705,681 shares of Common Stock                                           June 1992                 529,900              297,709
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    250,000              250,000
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
496,635 shares of Common Stock                                           May 1991                  921,305            3,072,929
Warrant to purchase 12,539 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                 0               23,667
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
304,579 shares of Common Stock                                           July 1994                   1,411            1,522,895
-------------------------------------------------------------------------------------------------------------------------------

Total from Active Portfolio Investments                                                     $    4,673,359      $     7,697,927
                                                                                            ===================================


(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1998             1997               1996
                                                                            -------------     --------------    ---------------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                    $      25,886     $         67,561     $        36,435
   Interest and other income (loss) from portfolio investments                    35,645                  480             (41,709)
                                                                           -------------     ----------------     ---------------
   Total investment income                                                        61,531               68,041              (5,274)
                                                                           -------------     ----------------     ---------------

   Expenses:

   Management fee                                                                200,000              200,000             200,000
   Professional fees                                                              66,765               42,789              82,193
   Independent General Partners' fees                                             60,000               60,000              59,000
   Mailing and printing                                                           17,949               14,486              16,392
   Custodial fees                                                                  1,565               (1,638)              5,735
   Miscellaneous                                                                   2,631                3,354               3,956
                                                                           -------------     ----------------     ---------------
   Total expenses                                                                348,910              318,991             367,276
                                                                           -------------     ----------------     ---------------

NET INVESTMENT LOSS                                                             (287,379)            (250,950)           (372,550)

Net realized (loss) gain from investments                                       (236,228)             939,317             370,161
                                                                           -------------     ----------------     ---------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                        (523,607)             688,367              (2,389)

Change in unrealized appreciation of investments                                 717,196           (1,995,116)          2,045,632
                                                                           -------------     ----------------     ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                               $     193,589     $     (1,306,749)    $     2,043,243
                                                                           =============     ================     ===============



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                   1998              1997             1996
                                                                              --------------    -------------     -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                           $     (287,379)   $    (250,950)    $    (372,550)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Increase (decrease) in payables                                                       30,455           (5,986)           66,249
Decrease (increase) in accrued interest on short-term investments                          -            5,276            (4,880)
(Increase) decrease in receivables                                                   (28,298)            (480)           44,653
                                                                              --------------    -------------     -------------
Cash used for operating activities                                                  (285,222)        (252,140)         (266,528)
                                                                              --------------    -------------     -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                              (53,918)        (650,000)         (151,200)
Proceeds from the sale of portfolio investments                                    1,794,405        2,443,646           781,633
Proceeds from the repayment of notes and bridge loan                                  71,260                -                 -
Net return from (purchase of) short-term investments                                       -          493,461          (244,530)
                                                                              --------------    -------------     -------------
Cash provided from investing activities                                            1,811,747        2,287,107           385,903
                                                                              --------------    -------------     -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                 (880,222)      (2,329,999)                -
                                                                              --------------    -------------     -------------

Increase (decrease) in cash and cash equivalents                                     646,303         (295,032)          119,375
Cash and cash equivalents at beginning of year                                        85,653          380,685           261,310
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $      731,956    $      85,653     $     380,685
                                                                              ==============    =============     =============





See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December  31, 1996, 1997 and 1998

                                                                                             Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners        of Investments           Total

Balance as of December 31, 1995          $   62,194       $  2,405       $   6,154,875       $   2,974,052      $    9,193,526

Accrued cash distribution, paid
   January 21, 1997                          (4,984)          (192)           (512,400)                  -            (517,576)

Net investment loss                          (3,726)          (143)           (368,681)                  -            (372,550)

Net realized gain from investments            3,702            143             366,316                   -             370,161

Change in unrealized
  appreciation of investments                     -              -                   -           2,045,632           2,045,632
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1996              57,186          2,213           5,640,110(A)        5,019,684          10,719,193

Cash distributions, paid
   July 1, 1997 and October 22, 1997        (18,315)          (708)         (1,793,400)                  -          (1,812,423)

Net investment loss                          (2,510)           (97)           (248,343)                  -            (250,950)

Net realized gain from investments            9,393            363             929,561                   -             939,317

Change in unrealized
  appreciation of investments                     -              -                   -          (1,995,116)         (1,995,116)
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1997              45,754          1,771           4,527,928(A)        3,024,568           7,600,021

Cash distribution, paid
   October 28, 1998                          (8,802)          (340)           (871,080)                  -            (880,222)

Net investment loss                          (2,874)          (111)           (284,394)                  -            (287,379)

Net realized loss from investments           (2,362)           (91)           (233,775)                  -            (236,228)

Change in unrealized
   appreciation of investments                    -              -                   -             717,196             717,196
                                         ----------       --------       -------------       -------------       -------------

Balance as of December 31, 1998          $   31,716       $  1,229       $   3,138,679(A)    $   3,741,764         $ 6,913,388
                                         ==========       ========       =============       =============         ===========

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $668, $734, and $1,035 as of December 31, 1998, 1997 and 1996, respectively. Cumulative cash distributions paid to Limited Partners totaled $560 per Unit as of December 31, 1998.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS, continued

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $3.7 million as of December 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to December 31, 1998, other timing differences totaling $1.5 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. In connection with the extension of term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum management fee payable by the Partnership from $200,000 to $160,000 per annum effective as of January 1, 1999. Such fee is determined and paid quarterly.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS, continued

5.       Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners have received $16,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference. In connection with the extension of the term of the Partnership, the Individual General Partners have agreed to reduce the annual fee paid by the Partnership to each Independent General Partner from $16,000 to $12,000 effective as of January 1, 1999. The meeting fees paid to the Independent General Partners will remain unchanged.

6.       Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount not to exceed $203,720.

7.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1998 are listed below:

                                                       Managing         Independent
                                                        General           General           Limited         Per $1,000
Distribution Date                                       Partner          Partners          Partners            Unit

Inception to December 31, 1995                       $     25,889       $     1,000    $    2,562,000      $    250
January 21, 1997                                            4,984               192           512,400            50
July 1, 1997                                                5,370               208           512,400            50
October 22, 1997                                           12,945               500         1,281,000           125
October 28, 1998                                            8,802               340           871,080            85
                                                     ------------       -----------    --------------      --------
Cumulative as of December 31, 1998                   $     57,990       $     2,240    $    5,738,880      $    560
                                                     ============       ===========    ================    ========

8.       Portfolio Investments

As of December 31, 1998, the Partnership's portfolio investments, all of which are located in the state of Oklahoma, were categorized as follows:

Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,696,644             $     4,700,908                68.00%
Preferred Stock                                               700,000                   1,437,500                20.79%
Debt Securities                                               228,740                     228,740                 3.31%
                                                     ----------------             ---------------            ----------
                                                     $      2,625,384             $     6,367,148                92.10%
                                                     ================             ===============            ==========

Industry
Healthcare/Biotechnology                             $        856,744             $     3,925,908                56.79%
Data Communications                                         1,010,000                   2,212,500                32.00%
Food Manufacturing & Distribution                             758,640                     228,740                 3.31%
                                                     ----------------             ---------------           -----------
                                                     $      2,625,384             $     6,367,148                92.10%
                                                     ================             ===============            ==========

* Represents fair value as a percentage of net assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

GENERAL PARTNERS

The General Partners of the Partnership consist of the four Individual General Partners and the Managing General Partner. The five General Partners are responsible for the management and administration of the Partnership. As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners are individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1989, the Securities and Exchange Commission issued an order declaring that the independent general partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. The Managing General Partner and the four Individual General Partners will serve as the General Partners of the Partnership until their successors have been elected or until their earlier resignation or removal.

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

Individual General Partners

William C. Liedtke, III (1)
P.O. Box 54369
Oklahoma City, OK 73154
Age 47
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March  16, 1999 (3)
Since the beginning of 1999,  Vice President of Costillo Redeco Energy,  L.L.C.,
 a wholly owned  subsidiary of Costillo  Energy,Inc.; 1997 to 1999,
      Chief Executive  Officer of Redeco Energy,  Inc.; from
     1996 to 1997, Chief Operating Officer of Redex Co. Ventures, Ltd.; from 1991 to 1996, Energy consultant; from 1989 to 1991, Assistant to the Governor of the State of Oklahoma; since 1984, an independent natural gas marketing consultant; an oil and gas marketing manager for Trigg Drilling Company, Inc.; a member of the State Bar of Texas.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 71
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 16, 1999 (3)
Since1988 Director of Techlaw,  Inc.; since 1995, President of Paice Corp.; from
     1983 to 1990, Executive Vice President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control Inc.

George A. Singer (1)
2222 E. 25th Place
Tulsa, OK  74114
Age 51
Individual General Partner since 1995
0 Units of the Partnership beneficially owned as of March 16, 1999 (3)
Since 1978, Manager and Principal of Singer Bros. and General Partner of several related family entities; since 1978, Executive Vice President, Pedestal Oil Company, Inc.; since 1981, Director of Manchester Pipeline Corporation; a member of the Independent Petroleum
     Association of America.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 53
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 16, 1999 (3)
Sincethe beginning of 1999,  Director and Advisor to Direct Stock  Market,  Inc.
     and E*Offering Corp.; from 1997 to December 1998, President, Director and Senior Advisor of the U.S. Russia Investment Fund; from 1991 to 1996, President of New Century Management, Inc., a venture capital management and advisory firm; from 1990 to 1991, venture investment advisor with Vector Securities International, Inc.; from 1984 to 1990, President of Merrill Lynch R&D Management, Inc.

(1)  Independent General Partner and Member of Audit Committee.
(2)  Interested person of the Partnership as defined in the Investment Company
     Act.
(3) Each Individual General Partner has contributed $1,000 to the capital of the Partnership. Mr. Shewmaker is a limited partner of the Managing General Partner of the Partnership. The Managing General Partner contributed $103,556 to the capital of the Partnership. George A. Singer succeeded to the interest of a prior Independent General Partner who contributed $1,000 to the capital of the Partnership.


The Managing General Partner

MLOK Co., Limited Partnership (the "Managing General Partner") is a limited partnership organized on July 15, 1988 under the laws of the State of Oklahoma. The Managing General Partner maintains its legal address at Meridian Tower, 10830 E. 45th Street, Suite 307, Tulsa, OK 74146. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations on August 14, 1989. The Managing General Partner is engaged in no other activity. The Managing General Partner has contributed $103,556 to the capital of the Partnership, equal to 1% of the aggregate capital contributions of all Partners of the Partnership.

The general partner of the Managing General Partner is Merrill Lynch Venture Capital Inc. (the "Management Company") and the limited partners of the Managing General Partner include Joe D. Tippens, C. James Bode and John Frick, independent contractors to the Management Company. Information concerning the Management Company is set forth below.

The Management Company

Merrill Lynch Venture Capital Inc. (the "Management Company") has served as the management company for the Partnership since the Partnership commenced operations. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement between the Partnership and the Management Company. The Management Company is a wholly-owned subsidiary of ML Leasing Equipment Corp., which is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326.

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

     The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. The address of Mr. Albert is North Tower, World Financial Center, New York, NY 10281-1326. The address of Mr. Caruso, Mr. Cohen and Ms. Herte is South Tower, World Financial Center, New York, NY 10080.

Kevin K. Albert, Age 46, Director and President
Officer or Director since 1990
Director and President of the Management  Company;  Managing Director of Merrill
     Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

James V. Caruso
Executive Vice President and Director
Age 47
Officer or Director since 1998
         Director of MLIBK, joined Merrill Lynch in January 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, master
         Leases and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group.

David  G. Cohen
Vice President and Director
Age 36
Officer or Director since 1997
         Vice President of MLIBK, joined Merrill Lynch in 1987.

Diane T. Herte
Vice President and Treasurer
Age 38
Officer or Director since 1995
         Vice President of MLIBK since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager or administrator

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualify. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualify.

There are no family relationships among any of the Individual General Partners of the Partnership and the officers and directors of the Management Company.

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $12,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. Additionally, the Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The aggregate fees paid by the Partnership to the Independent General Partners for the years ended December 31, 1998, 1997, and 1996, totaled $60,000, $60,000 and $59,000, respectively. During
1998, the annual fee paid to each Independent General Partner was $16,000. The meeting fees paid to the Independent General Partners will remain unchanged.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the year ended December 31, 1998, the Partnership had a net realized loss from operations of $523,607. For the years ended December 31, 1997 and 1996 the Partnership had a net realized gain from operations of $688,367 and a net realized loss from operations of $2,389, respectively. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated ($5,236), $6,883 and ($24) of such gains (losses) for the years ended December 31, 1998, 1997 and 1996, respectively.

During 1998, the Partnership made a cash distribution to Partners totaling $880,222. Limited Partners received $871,080, or $85 per Unit, the Individual General Partners received $340, and the Managing General Partner received
$8,802. During 1997, the Partnership made cash distributions to Partners totaling $1,812,423. Limited Partners received $1,793,400, or $175 per Unit, the Individual General Partners received $708 and the Managing General Partner received $18,315. During 1996, the Partnership made cash distributions to Partners totaling $517,576. Limited Partners received $512,400, or $50 per Unit, the Individual General Partners received $192 and the Managing General Partner received $4,984. Cumulative cash distributions to Partners from inception to December 31, 1998 total $5,799,110; consisting of $5,738,880, or $560 per Unit, to the Limited Partners, $2,240 to the Individual General Partners and $57,990 to the Managing General Partner.

Management Fee - Pursuant to the Management Agreement, the Management Company receives a management fee at the annual rate of 2.5% of the amount of the Partners' gross capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and paid quarterly in arrears. The management fee was $200,000 for each of the years ended December 31, 1998, 1997 and 1996. In connection with the extension of the term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum management fee payable by the Partnership from $200,000 to $160,000, effective January 1, 1999. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

The Management Company has agreed to reduce its management fee, or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference. As of March 16, 1999, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Merrill Lynch, Pierce, Fenner & Smith Incorporated owned 5 Units as of December 31, 1998.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.


Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. David G. Cohen, Director and Vice President of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1987. Diane T. Herte, a Vice President and Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1984. Messrs. Albert, Caruso, Cohen and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.      Financial Statements

                      Independent Auditors' Report

                      Balance Sheets as of December 31, 1998 and 1997

                      Schedule of Portfolio Investments as of December 31, 1998

                      Schedule of Portfolio Investments as of December 31, 1997

                      Statements of Operations for the years ended December 31,
                          1998, 1997 and 1996

                      Statements of Cash Flows for the years ended December 31,
                          1998, 1997 and 1996

                      Statements of Changes in Partners' Capital for the years
                         ended December 31, 1996, 1997 and 1998

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1999.


       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1999.


By:    MLOK Co., Limited Partnership       By:    /s/   William C. Liedtke, III
       its Managing General Partner                     William C. Liedtke, III
                                                        General Partner
By:    Merrill Lynch Venture Capital Inc.          ML Oklahoma Venture Partners,
       its General Partner                             Limited Partnership


By:    /s/   Kevin K. Albert                     By:    /s/   Richard P. Miller
             Kevin K. Albert                                  Richard P. Miller
       President of Merrill Lynch
          Venture Capital, Inc.                               General Partner
       (Principal Executive Officer)            ML Oklahoma Venture Partners,
                                                  Limitd Partnership

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

By:    /s/ David G. Cohen                       By:    /s/   Bruce W. Shewmaker
       David G. Cohen                                        Bruce W. Shewmaker
       Vice President of Merrill Lynch
          Venture Capital Inc.                              General Partner
                               ML Oklahoma Venture Partners, Limited Partnership