Form 10-Q
period 1999-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1999-05-17
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

Or

[  ]     Transition Report Pursuant To Section 13 Or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Oklahoma                                                              73-1329487
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

10830 E 45th Street
Suite 307
Tulsa, Oklahoma                                                           74146
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (918) 663-2500

Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of March 31, 1999 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS



                                                                                     March 31, 1999              December 31,
                                                                                           (Unaudited)               1998
ASSETS

Portfolio investments at fair value (cost $2,396,644 as of
   March 31, 1999 and $2,625,384 as of December 31, 1998)                                 $      5,036,433    $       6,367,148
Short-term investments, at amortized cost                                                          497,745                    -
Cash and cash equivalents                                                                           82,593              731,956
Accrued interest receivable                                                                              -               28,778
                                                                                          ----------------    -----------------

TOTAL ASSETS                                                                              $      5,616,771    $       7,127,882
                                                                                          ================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $         78,196    $          61,845
Due to Management Company                                                                           40,000              137,649
Due to Independent General Partners                                                                 11,500               15,000
                                                                                          ----------------    -----------------
   Total liabilities                                                                               129,696              214,494
                                                                                          ----------------    -----------------

Partners' Capital:
Managing General Partner                                                                            28,473               31,716
Individual General Partners                                                                          1,104                1,229
Limited Partners (10,248 Units)                                                                  2,817,709            3,138,679
Unallocated net unrealized appreciation of investments                                           2,639,789            3,741,764
                                                                                          ----------------    -----------------
   Total partners' capital                                                                       5,487,075            6,913,388
                                                                                          ----------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      5,616,771    $       7,127,882
                                                                                          ================    =================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 1999

                                                                   Initial Investment
Investment                                                                  Date                  Cost               Fair Value
Data Critical Corp.*(B)
Wireless data transmission
762,500 shares of Preferred Stock                                      April 1993           $      700,000       $    1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)(E)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
Urological disease management
479,174 shares of Common Stock                                         May 1991                    855,626            2,320,691
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
Viral diagnostics and therapeutics
279,579 shares of Common Stock                                         July 1994                     1,118              503,242
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    2,396,644       $    5,036,433
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (C) (D)
                                                                                                  Realized
                                                                               Cost              Gain (Loss)         Return
Totals from Liquidated Portfolio Investments                              $    7,576,410        $    611,672     $    8,188,082
                                                                          ==============        ============     ==============

                                                                                                Combined            Combined
                                                                                             Unrealized and        Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active and Liquidated Portfolio Investments     $             9,973,054    $        3,251,461  $     13,224,515
                                                            =======================    ==================  ================

(A)      Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1999.

(D) In February 1999, the Partnership received $4,909, representing an escrow release payment in connection with the February 1995 sale of Bace Manufacturing, Inc. The payment was comprised of a realized gain of $3,898 and interest of $1,011.

(E) In March 1999, the Partnership wrote-off the cost of its bridge loan to Silverado Foods, Inc., realizing a loss of $228,740.

*May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,


                                                                                                   1999               1998
                                                                                               -------------      -------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $         9,530      $     9,345
   Interest and other income from portfolio investments                                                (28,778)          10,047
                                                                                               ---------------      -----------
   Total investment income                                                                             (19,248)          19,392
                                                                                               ---------------      -----------

   Expenses:
   Management fee                                                                                       40,000           50,000
   Professional fees                                                                                    22,626           11,450
   Independent General Partners' fees                                                                   11,500           14,000
   Mailing and printing                                                                                  4,646            3,354
   Custodial fees                                                                                          507               28
   Miscellaneous                                                                                           969              436
                                                                                               ---------------      -----------
   Total expenses                                                                                       80,248           79,268
                                                                                               ---------------      -----------

NET INVESTMENT LOSS                                                                                    (99,496)         (59,876)

Net realized loss from portfolio investments                                                          (224,842)         (78,722)
                                                                                               ---------------      -----------

NET REALIZED LOSS FROM OPERATIONS                                                                     (324,338)        (138,598)

Change in net unrealized appreciation of portfolio investments                                      (1,101,975)         235,000
                                                                                               ---------------      -----------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                             $    (1,426,313)     $    96,402
                                                                                               ===============      ===========


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                                   1999               1998
                                                                                               -------------      -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                              $   (99,496)     $    (59,876)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables, net                                                                            (84,798)          (72,309)
Increase in accrued interest on short-term investments                                                (1,913)                -
Decrease (increase) in accrued interest receivable                                                    28,778            (6,307)
                                                                                                 -----------      ------------
Cash used for operating activities                                                                  (157,429)         (138,492)
                                                                                                 -----------      ------------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                              (495,832)                -
Proceeds from repayment of bridge loan                                                                     -            21,260
Proceeds from the sale of portfolio investments                                                        3,898           133,484
                                                                                                 -----------      ------------
Cash (used for) provided from investing activities                                                  (491,934)          154,744
                                                                                                 -----------      ------------

(Decrease) increase in cash and cash equivalents                                                    (649,363)           16,252
Cash and cash equivalents at beginning of period                                                     731,956            85,653
                                                                                                 -----------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $    82,593      $    101,905
                                                                                                 ===========      ============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1999



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period         $    31,716      $    1,229     $    3,138,679     $     3,741,764      $     6,913,388

Net investment loss                           (995)            (38)           (98,463)                  -              (99,496)

Net realized loss from investments          (2,248)            (87)          (222,507)                  -             (224,842)

Change in unrealized
   appreciation of investments                   -               -                  -          (1,101,975)          (1,101,975)
                                       -----------      ----------     --------------     ---------------      ---------------

Balance at end of period               $    28,473      $    1,104     $    2,817,709(A)  $     2,639,789      $     5,487,075
                                       ===========      ==========     ==============     ===============      ===============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $530. Cumulative cash distributions paid to limited partners totaled $560 per Unit as of March 31, 1999.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $2.6 million as of March 31, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1999, other timing differences totaling $1.5 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. In connection with the extension of term of the Partnership, the Management Company

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

agreed to reduce the minimum management fee from $200,000 to $160,000 per annum effective as of January 1, 1999. Such fee is determined and paid quarterly.

5.       Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners had received $16,000 annually in quarterly installments through December 31, 1998. In connection with the extension of the term of the Partnership, the Individual General Partners agreed to reduce the annual fee paid to each Independent General Partner from $16,000 to $12,000 effective as of January 1, 1999. In addition, the Individual General Partners receive $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference..

6.       Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount not to exceed $203,720.

7.       Classification of Portfolio Investments

As of March 31, 1999, the Partnership's portfolio investments, all of which are located in the state of Oklahoma, were categorized as follows:

Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,696,644             $     3,598,933                65.59%
Preferred Stock                                               700,000                   1,437,500                26.20%
                                                     ----------------             ---------------           -----------
                                                     $      2,396,644             $     5,036,433                91.79%
                                                     ================             ===============           ===========

Industry
Healthcare/Biotechnology                             $        856,744             $     2,823,933                51.47%
Data Communications                                         1,010,000                   2,212,500                40.32%
Food Manufacturing & Distribution                             529,900                           0                 0.00%
                                                     ----------------             ---------------            ----------
                                                     $      2,396,644             $     5,036,433                91.79%
                                                     ================             ===============            ==========

*Represents fair value as a percentage of net assets.

8.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1999, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1999, the Partnership held $497,745 in short-term investments with maturities of less than one year and $82,593 in an interest-bearing cash account. Interest earned from such investments totaled $8,086 for the three months ended March 31, 1999. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

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

Results of Operations

For the three months ended March 31, 1999 and 1998, the Partnership had a net realized loss from operations of $324,338 and $138,598, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and other investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a net realized loss from portfolio investments of $224,842, consisting of a $228,740 realized loss from the write-off of the remaining cost of the bridge loan due from Silverado Foods, Inc., partially offset by a $3,898 realized gain resulting from a payment received in March 1999 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

For the three months ended March 31, 1998, the Partnership had a net realized loss of $78,722, comprised of a $133,630 realized loss from the sale of 62,000 common shares of Envirogen, Inc., partially offset by a $54,908 realized gain resulting from a payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

Investment Income and Expenses - For the three months ended March 31, 1999 and 1998, the Partnership had a net investment loss of $99,496 and $59,876, respectively. The unfavorable change in net investment loss for the 1999 period compared to the 1998 period, resulted from a $38,640 decrease in investment income and a $980 increase in operating expenses. The decrease in investment income primarily resulted from the $28,778 write-off of accrued interest on the bridge loan due from Silverado Foods, Inc. which was written-off in March 1999. Interest from short-term investments increased slightly for the 1999 period due to an increase in funds available for investments in short-term securities during the 1999 period compared to the same period in 1998.

Operating expenses increased by $980 for the three months ended March 31, 1999 compared to the same period in 1998. As discussed below, the minimum management fee was reduced by $10,000 per quarter effective January 1, 1999. Also, the annual fee paid to each Independent General Partner was reduced from $16,000 to $12,000. See Note 5 of Notes to Financial Statements. These reductions were offset by increases in professional fees, mailing and printing costs and other expenses incurred during the three months ended March 31, 999 compared to the same period in 1998. The increase in professional fees includes legal costs related to the liquidation of the Partnership's investment in Americo Publishing, Inc. and general increases in other legal and accounting fees.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $160,000, which was reduced from $200,000 effective January 1, 1999. See Note 4 of Notes to Financial Statements. Such fee is determined and paid quarterly in arrears. The management fee for the three months ended March 31, 1999 and 1998 was $40,000 and $50,000, respectively. To the extent possible the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, which includes proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a $1,101,975 net decrease to unrealized appreciation resulting from the net downward revaluation of its investments in UroCor, Inc. and ZymeTx, Inc. resulting from the reduced public market price of such securities as of the end of the quarter.

For the three months ended March 31, 1998, the Partnership had a $111,000 net increase to unrealized appreciation, resulting from the net upward revaluation of certain portfolio investments. Additionally, during the quarter $124,000 of unrealized loss was transferred to realized loss resulting from the sale of 62,000 common shares of Envirogen, as discussed above. As a result, net unrealized appreciation of investments increased by $235,000 for the three months ended March 31, 1998.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1999, the Partnership's net assets were $5,487,075, a decrease of $1,426,313 from $6,913,388 as of December 31, 1998. This decrease is comprised of the $1,101,975 decrease in net unrealized appreciation and the $324,338 net realized loss from operations for the quarter ended March 31, 1999.

As of March 31, 1998, the Partnership's net assets were $7,696,423, an increase of $96,402 from $7,600,021 as of December 31, 1997. This increase is comprised of the $235,000 increase in net unrealized appreciation partially offset by the $138,598 net realized loss from operations for the quarter ended March 31, 1998.

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1999 and December 31, 1998 was $530 and $668, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of its computer hardware and software applications. This review and evaluation has been completed. The Administrator currently is in the process of purchasing, installing and testing the necessary software patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

Since the Partnership does not own any equipment and all of its administrative needs are provided by the Management Company, any costs relating to the investigation and correction of potential Y2K concerns affecting the Partnership's operations will be incurred by the Administrator, the Management Company or the outside service providers. Therefore, the Management Company and the Managing General Partner do not expect the Partnership to incur any costs relating to the investigation or correction of Y2K concerns.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

The Partnership's portfolio investments had an aggregate fair value of $5,036,433 as of March 31, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $503,643.

As of March 31, 1999, the Partnership held discounted commercial paper with a remaining maturity of 33 days. This short-term investment was carried at an aggregate amortized cost of $497,745 as of March 31, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of March 31, 1999, would result in a reduction to the fair value of such investments and a corresponding unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 1999 is also considered to be immaterial.

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


By:           /s/     David G. Cohen
              David G. Cohen
              Vice President


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         May 17, 1999