Form 10-Q
period 1999-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1999-08-16
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

Or

[  ]     Transition Report Pursuant To Section 13 Or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Oklahoma                                                            73-1329487
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10830 E 45th Street
Suite 307
Tulsa, Oklahoma                                                           74146
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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of June 30, 1999 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                                                          June 30, 1999          December 31,
                                                                                           (Unaudited)               1998
ASSETS

Portfolio investments at fair value (cost $2,013,720 as of
   June 30, 1999 and $2,625,384 as of December 31, 1998)                                  $      4,259,375    $       6,367,148
Short-term investments, at amortized cost                                                          298,861                    -
Cash and cash equivalents                                                                        1,006,141              731,956
Accrued interest receivable                                                                              -               28,778
                                                                                          ----------------    -----------------

TOTAL ASSETS                                                                              $      5,564,377    $       7,127,882
                                                                                          ================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $         32,856    $          61,845
Due to Management Company                                                                           69,650              137,649
Due to Independent General Partners                                                                 12,000               15,000
                                                                                          ----------------    -----------------
   Total liabilities                                                                               114,506              214,494
                                                                                          ----------------    -----------------

Partners' Capital:
Managing General Partner                                                                            32,042               31,716
Individual General Partners                                                                          1,241                1,229
Limited Partners (10,248 Units)                                                                  3,170,933            3,138,679
Unallocated net unrealized appreciation of investments                                           2,245,655            3,741,764
                                                                                          ----------------    -----------------
   Total partners' capital                                                                       5,449,871            6,913,388
                                                                                          ----------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      5,564,377    $       7,127,882
                                                                                          ================    =================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 1999

                                                                     Initial Investment
Investment                                                                  Date                  Cost               Fair Value
Data Critical Corp.*(B)
Wireless data transmission
762,500 shares of Preferred Stock                                      April 1993           $      700,000       $    1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)(E)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
-----------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)(D)
Urological disease management
329,174 shares of Common Stock                                         May 1991                    472,702            1,599,549
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
Viral diagnostics and therapeutics
279,579 shares of Common Stock                                         July 1994                     1,118              447,326
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    2,013,720       $    4,259,375
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (C) (D)
                                                                                                  Realized
                                                                               Cost              Gain (Loss)         Return
Totals from Liquidated Portfolio Investments                              $    7,959,334       $   1,028,713     $    8,988,047
                                                                          ==============       =============     ==============

                                                                                               Combined          Combined
                                                                                              Unrealized and     Fair Value
                                                                               Cost           Realized Gain      and Return

Totals from Active and Liquidated Portfolio Investments               $        9,973,054     $       3,274,368  $    13,247,422
                                                                      ==================     =================  ===============

(A)      Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1999.

(D) During the quarter ended June 30, 1999, the Partnership sold 150,000 common shares of UroCor, Inc. for $799,965, realizing a gain of $417,041.

(E) The Partnership's warrant to purchase 12,121 shares of Silverado Foods, Inc. common stock expired on 6/2/99 unexercised.

*May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,

                                                                       1999           1998            1999            1998
                                                                 -------------   --------------  --------------   -------------
INVESTMENT INCOME AND EXPENSES


   Income:
   Interest from short-term investments                          $       7,430    $       2,062  $        16,960   $      4,115
   Interest and other income (loss) from portfolio
     investments                                                             -            9,454          (28,778)        19,501
   Other interest income                                                     -                3                -          7,295
                                                                 -------------    -------------  ---------------   ------------
   Total investment income                                               7,430           11,519          (11,818)        30,911
                                                                 -------------    -------------  ---------------   ------------

   Expenses:
   Management fee                                                       40,000           50,000           80,000        100,000
   Professional fees                                                    11,514           16,031           34,140         27,481
   Independent General Partners' fees                                   12,000           15,453           23,500         29,843
   Mailing and printing                                                  3,071            4,775            7,717          8,129
   Custodial fees                                                          500               90            1,007            118
   Miscellaneous                                                           456            1,244            1,425          1,290
                                                                 -------------    -------------  ---------------   ------------
   Total expenses                                                       67,541           87,593          147,789        166,861
                                                                 -------------    -------------  ---------------   ------------

NET INVESTMENT LOSS                                                    (60,111)         (76,074)        (159,607)      (135,950)

Net realized gain (loss) from portfolio investments                    417,041         (765,846)         192,199       (844,568)
                                                                 -------------    -------------  ---------------   ------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                          356,930         (841,920)          32,592       (980,518)

Change in unrealized appreciation of investments                      (394,134)         727,279       (1,496,109)       962,279
                                                                 -------------    -------------  ---------------   ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $     (37,204)   $    (114,641) $    (1,463,517)  $    (18,239)
                                                                 =============    =============  ===============   =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,


                                                                                                  1999                1998
                                                                                              -------------       -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                          $     (159,607)       $   (135,950)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables, net                                                                           (99,988)            (45,163)
Increase in accrued interest on short-term investments                                               (1,220)                  -
Decrease (increase) in accrued interest receivable                                                   28,778             (12,154)
                                                                                             --------------        ------------
Cash used for operating activities                                                                 (232,037)           (193,267)
                                                                                             --------------        ------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                     803,863             234,839
Proceeds from the repayment of note and bridge loan                                                       -              71,260
Net purchase of short-term investments                                                             (297,641)                  -
                                                                                             ---------------       ------------
Cash provided from investing activities                                                             506,222             306,099
                                                                                             --------------        ------------

Increase in cash and cash equivalents                                                               274,185             112,832
Cash and cash equivalents at beginning of period                                                    731,956              85,653
                                                                                             --------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    1,006,141        $    198,485
                                                                                             ==============        ============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1999



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period         $    31,716      $    1,229     $    3,138,679     $     3,741,764      $     6,913,388

Net investment loss                         (1,596)            (62)          (157,949)                  -             (159,607)

Net realized gain from investments           1,922              74            190,203                   -              192,199

Change in unrealized
   appreciation of investments                   -               -                  -          (1,496,109)          (1,496,109)
                                       -----------      ----------     --------------     ---------------      ---------------

Balance at end of period               $    32,042      $    1,241     $    3,170,933(A)  $     2,245,655      $     5,449,871
                                       ===========      ==========     ==============     ===============      ===============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $526. Cumulative cash distributions paid to limited partners totaled $560 per Unit as of June 30, 1999.


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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $2.2 million as of June 30, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1999, other timing differences totaling $1.5 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $200,000. In connection with the extension of term of the Partnership, the Management Company agreed to reduce the minimum management fee from $200,000 to $160,000 per annum effective as of January 1, 1999. Such fee is determined and paid quarterly.

5.       Independent General Partners' Fees

As  compensation  for services  rendered to the  Partnership,  each of the three
Independent   General  Partners  had  received  $16,000  annually  in  quarterly installments through December 31, 1998. In connection with the

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

extension of the term of the Partnership, the Individual General Partners agreed to reduce the annual fee paid to each Independent General Partner from $16,000 to $12,000 effective as of January 1, 1999. In addition, the Individual General Partners receive $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference.

6.       Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount not to exceed $203,720.

7.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1999, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

8.       Classification of Portfolio Investments

As of June 30, 1999, the Partnership's portfolio investments, all of which are located in the state of Oklahoma, were categorized as follows:

Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,313,720             $     2,821,875                51.78%
Preferred Stock                                               700,000                   1,437,500                26.38%
                                                     ----------------             ---------------           -----------
                                                     $      2,013,720             $     4,259,375                78.16%
                                                     ================             ===============           ===========

Industry
Healthcare/Biotechnology                             $        473,820             $     2,046,875                37.56%
Data Communications                                         1,010,000                   2,212,500                40.60%
Food Manufacturing & Distribution                             529,900                           0                 0.00%
                                                     ----------------             ---------------            ----------
                                                     $      2,013,720             $     4,259,375                78.16%
                                                     ================             ===============            ==========

*Represents fair value as a percentage of net assets.

9.       Subsequent Events

Subsequent to the end of the quarter, in July 1999, the Partnership sold an additional 30,000 common shares of UroCor, Inc. for $116,244, which resulted in a realized gain of $69,744 for the quarter ending September 30, 1999.

In August 1999, the General Partners approved a cash distribution to Partners totaling $828,444. The distribution will be paid in October 1999. Limited Partners of record on September 30, 1999 will receive $819,840, or $80 per Unit. Additionally, the Individual General Partners will receive $320 and the Managing General Partner will receive $8,284.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Partnership held $298,861 in short-term investments with maturities of less than one year and $1,006,141 in an interest-bearing cash account. Interest earned from such investments for the three and six months ended June 30, 1999 totaled $7,430 and $16,960, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Managing General Partner is working toward the termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns. The Partnership's originally scheduled termination date was December 31, 1998. In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. However, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

The Partnership has fully invested its original net proceeds and will not make investments in new portfolio companies. Generally, the Partnership will distribute proceeds received from the sale of its portfolio investments, after an adequate reserve for future operating expenses and follow-on investments, as soon as practicable after receipt of such proceeds. Funds needed to cover future operating expenses and follow-on investments in existing companies are expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

As discussed below, during the quarter the Partnership sold 150,000 common shares of UroCor, Inc. for $799,965. Additionally, subsequent to the end of the quarter, in July 1999, the Partnership sold an additional 30,000 common shares of UroCor for $116,244.

In August 1999, the General Partners approved a cash distribution to Partners totaling $828,444. The distribution will be paid in October 1999. Limited Partners of record on September 30, 1999 will receive $819,840, or $80 per Unit. Additionally, the Individual General Partners will receive $320 and the Managing General Partner will receive $8,284.

Results of Operations

For the three and six months ended June 30, 1999, the Partnership had a net realized gain from operations of $356,930 and $32,592, respectively. For the three and six months ended June 30, 1998, the Partnership had a net realized loss from operations of $841,920 and $980,518, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1999, the Partnership had a net realized gain from portfolio investments of $417,041 and $192,199, respectively. The realized gain for the three months ended June 30, 1999, resulted from the sale of 150,000 common shares of UroCor, Inc. in the public market for net proceeds totaling $799,965. During the three months ended March 31, 1999, the Partnership had a net realized loss from portfolio investments of $224,842, consisting of a $228,740 realized loss from the write-off of the remaining cost of the bridge loan due from Silverado Foods, Inc., partially offset by a $3,898 realized gain resulting from a payment received in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

For the three and six months ended June 30, 1998, the Partnership had a net realized loss from portfolio investments of $765,846 and $844,568, respectively. The realized loss for the three months ended June 30, 1998, was comprised of a realized loss of $118,662 from the sale of the Partnership's remaining 56,000 common shares of Envirogen, Inc., a realized loss of $649,684 from the sale of the Partnership's remaining investment in Excel Energy Technologies, Inc., and an offsetting gain of $2,500 from the sale of the Partnership's previously written-off interest in QuanTEM Laboratories LLC. For the three months ended March 31, 1998, the Partnership had a net realized loss of $78,722, comprised of a realized loss of $133,630 from the sale of 62,000 common shares of Envirogen, Inc., partially offset by a realized gain of $54,908 resulting from a payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

Investment Income and Expenses - For the three months ended June 30, 1999 and 1998, the Partnership had a net investment loss of $60,111 and $76,074, respectively. The $15,963 favorable change in net investment loss for the 1999 period compared to the 1998 period resulted from a $20,052 decrease in operating expenses offset by a $4,089 decrease in investment income. The decrease in investment income primarily consisted of a $9,454 decline in interest and other income from portfolio investments, reflecting the elimination of interest income due on the Silverado Foods bridge loan, which was written off in 1999. This
decrease  was  offset  by  a  $5,368   increase  in  interest  from   short-term
investments, primarily due to an increase in funds available for such investments during the 1999 period compared to the same period in 1998. The decrease in operating expenses reflected the reduced annual management fee from $200,000 to $160,000 effective January 1, 1999, as discussed below, as well as the reduction of the annual fee paid to each Independent General Partner from $16,000 to $12,000 also effective January 1, 1999. See Notes 4 and 5 of Notes to Financial Statements. Professional fees, mailing and printing costs and other expenses also declined for the three months ended June 30, 1999 compared to the same period in 1998.

For the six months ended June 30, 1999 and 1998, the Partnership had a net investment loss of $159,607 and $135,950, respectively. The $23,657 unfavorable change in net investment loss for the 1999 period compared to the 1998 period resulted from a $42,729 decrease in investment income partially offset by a $19,072 decrease in operating expenses. The decrease in investment income included a $48,279 decline in interest and other income from portfolio investments, resulting from the elimination of interest income from the Silverado Foods bridge loan and reversal, during 1999, of $28,778 of accrued interest on such bridge loan. The Partnership had $7,295 of other interest income during the 1998 period resulting from an escrow payment received from Bace Manufacturing, Inc. during the 1998 period. This reduction to interest income for the 1999 period was offset by a $12,845 increase in interest from short-term investments. The increase in interest from short-term investments primarily was due to the increase in funds available for such investments for the 1999 period compared to the same period in 1998. The decrease in operating expenses primarily resulted from the reduction in the management fee and fees paid to each Independent General Partner, as discussed above. The decrease in the management fee and Independent General Partners' fees was partially offset by an increase in professional fees incurred during the six months ended June 30, 1999, reflecting legal costs incurred in connection with the Partnership's investment in Americo Publishing, Inc. during the first quarter of 1999. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $160,000, which was reduced from $200,000 effective January 1, 1999. See
Note 4 of Notes to Financial Statements. Such fee is determined and paid quarterly in arrears. The management fee for the three and six months ended June 30, 1999 was $40,000 and $80,000, respectively. The management fee for the three and six months ended June 30, 1998 was $50,000 and $100,000, respectively. To the extent possible the management fee and other expenses incurred by the Partnership are paid with funds provided from operations, which includes proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the six months ended June 30, 1999, the Partnership had a $1,147,783 net unrealized loss resulting from the net downward revaluation of its investment in UroCor, Inc. and ZymeTx, Inc. Unrealized appreciation was further reduced for the period due to the transfer of $348,326 from unrealized gain to realized gain resulting from the sale of 150,000 common shares of UroCor, as discussed above. As a result, net unrealized appreciation of investments declined by $1,496,109 for the six month period ended June 30, 1999.

For the six months ended June 30, 1998, the Partnership had a $112,263 net unrealized gain, primarily resulting from the net upward revaluation of certain portfolio investments. Unrealized appreciation was further increased for the period due to the transfer of $850,016 from unrealized loss to realized loss resulting from the sale of Envirogen and Excel Energy, as discussed above. As a result, net unrealized appreciation of investments increased by $962,279 for the six month period ended June 30, 1998.

Net Assets - Changes to net assets resulting from operations are comprised of (1) net realized gain or loss and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 1999, the Partnership's net assets were $5,449,871, reflecting a decrease of $1,463,517 from net assets of $6,913,388 as of December 31, 1998. This decrease was comprised of the $32,592 net realized gain from operations offset by the $1,496,109 decrease in net unrealized appreciation of investments for the six months ended June 30, 1999.

As of June 30, 1998, the Partnership's net assets were $7,581,782, reflecting a decrease of $18,239 from net assets of $7,600,021 as of December 31, 1997. This decrease was comprised of the $980,518 net realized loss from operations partially offset by the $962,279 increase in net unrealized appreciation of investments for the six months ended June 30, 1998.

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 1999 and December 31, 1998 was $526 and $668, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. Additionally, the Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems by October 1999.

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

The Partnership's portfolio investments had an aggregate fair value of $4,259,375 as of June 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $425,938.

As of June 30, 1999, the Partnership held discounted commercial paper with a remaining maturity of less than 30 days. This short-term investment was carried at an aggregate amortized cost of $298,861 as of June 30, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of June 30, 1999, would result in a reduction to the fair value of such investments and a corresponding unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 1999 is also considered to be immaterial.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

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



Date:         August 16, 1999