Form 10-Q
period 1999-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 1999-11-15
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of September 30, 1999 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1999 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                                                          September 30,          December 31,
                                                                                        1999 (Unaudited)       1998
ASSETS

Portfolio investments at fair value (cost $ 1,935,622 as of
   September 30, 1999 and $2,625,384 as of December 31, 1998)                             $      3,576,536    $       6,367,148
Short-term investments, at amortized cost                                                          999,405                    -
Cash and cash equivalents                                                                          776,965              731,956
Accrued interest receivable                                                                              -               28,778
                                                                                          ----------------    -----------------

TOTAL ASSETS                                                                              $      5,352,906    $       7,127,882
                                                                                          ================    =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $        828,444    $               -
Accounts payable and accrued expenses                                                               47,343               61,845
Due to Management Company                                                                           99,300              137,649
Due to Independent General Partners                                                                 10,500               15,000
                                                                                          ----------------    -----------------
   Total liabilities                                                                               985,587              214,494
                                                                                          ----------------    -----------------

Partners' Capital:
Managing General Partner                                                                            27,264               31,716
Individual General Partners                                                                          1,057                1,229
Limited Partners (10,248 Units)                                                                  2,698,084            3,138,679
Unallocated net unrealized appreciation of investments                                           1,640,914            3,741,764
                                                                                          ----------------    -----------------
   Total partners' capital                                                                       4,367,319            6,913,388
                                                                                          ----------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      5,352,906    $       7,127,882
                                                                                          ================    =================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 1999

                                                                     Initial Investment
Investment                                                                  Date                  Cost               Fair Value
Data Critical Corp.*(B)(C)
Wireless data transmission
762,500 shares of Preferred Stock                                      April 1993           $      700,000       $    1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)(D)
Urological disease management
279,174 shares of Common Stock                                         May 1991                    395,202            1,130,036
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)(E)
Viral diagnostics and therapeutics
130,000 shares of Common Stock                                         July 1994                       520              234,000
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    1,935,622       $    3,576,536
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (F)
                                                                                                  Realized
                                                                               Cost              Gain (Loss)         Return
Totals from Liquidated Portfolio Investments                              $    8,037,432       $   1,430,120     $    9,467,552
                                                                          ==============       =============     ==============

                                                                                               Combined          Combined
                                                                                              Unrealized and     Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active and Liquidated Portfolio
     Investments                                                           $  9,973,054        $   3,071,034     $    13,044,088
                                                                           ============        =============     ===============

(A)      Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) Subsequent to the end of the quarter, on November 9, 1999, Data Critical Corp. completed its initial public offering at $10 per share. The company's shares now trade on the NASDAQ National Market System under the symbol DCCA. See Note 9 of Notes to Financial Statements.


(D) During the quarter ended September 30, 1999, the Partnership sold 50,000 common shares of UroCor, Inc. for $211,238, realizing a gain of $133,738.

(E) In September 1999, the Partnership sold 149,579 common shares of ZymeTx, Inc. for $268,267, realizing a gain of $267,669.

(F) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1999.

*May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,

                                                                       1999           1998            1999            1998
                                                                 -------------   --------------  --------------   -------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $      18,092   $       5,201  $        35,052   $       9,316
   Interest and other income (loss) from portfolio
     investments                                                             -           8,072          (28,778)         27,573
   Other interest income                                                     -               -                -           7,295
                                                                 -------------   -------------  ---------------   -------------
   Total investment income                                              18,092          13,273            6,274          44,184
                                                                 -------------   -------------  ---------------   -------------

   Expenses:
   Management fee                                                       40,000          50,000          120,000         150,000
   Professional fees                                                    14,526          33,120           46,550          60,601
   Independent General Partners' fees                                   10,500          18,000           34,000          47,000
   Mailing and printing                                                  3,423           5,051           11,140          13,180
   Custodial fees                                                          417             702            1,424             820
   Miscellaneous                                                             -               -            3,541           2,133
                                                                 -------------   -------------  ---------------   -------------
   Total expenses                                                       68,866         106,873          216,655         273,734
                                                                 -------------   -------------  ---------------   -------------

NET INVESTMENT LOSS                                                    (50,774)        (93,600)        (210,381)       (229,550)

Net realized gain (loss) from portfolio investments                    401,407         811,464          593,606         (33,104)
                                                                 -------------   -------------  ---------------   -------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                          350,633         717,864          383,225        (262,654)

Change in unrealized appreciation of investments                      (604,741)     (1,685,772)      (2,100,850)       (723,493)
                                                                 -------------   -------------  ---------------   -------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (254,108)  $    (967,908) $    (1,717,625)  $    (986,147)
                                                                 =============   =============  ===============   =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                  1999                1998
                                                                                              -------------       -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (210,381)      $    (229,550)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

(Decrease) increase in payables, net                                                                (57,351)             12,559
Increase in accrued interest on short-term investments                                               (5,201)             (2,758)
Decrease (increase) in accrued interest receivable                                                   28,778             (20,226)
                                                                                              -------------       -------------
Cash used for operating activities                                                                 (244,155)           (239,975)
                                                                                              -------------       -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                   1,283,368           1,513,639
Proceeds from the repayment of note and bridge loan                                                       -              71,260
Net purchase of short-term investments                                                             (994,204)         (1,191,932)
                                                                                              -------------       -------------
Cash provided from investing activities                                                             289,164             392,967
                                                                                              -------------       -------------

Increase in cash and cash equivalents                                                                45,009             152,992
Cash and cash equivalents at beginning of period                                                    731,956              85,653
                                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     776,965       $     238,645
                                                                                              =============       =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1999



                                                                                             Unallocated
                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation
                                          Partner         Partners        Partners         of Investments           Total

Balance at beginning of period         $    31,716      $    1,229     $    3,138,679     $     3,741,764      $     6,913,388

Accrued cash distribution - paid
   October 14, 1999                         (8,284)           (320)          (819,840)                  -             (828,444)

Net investment loss                         (2,104)            (81)          (208,196)                  -             (210,381)

Net realized gain from investments           5,936             229            587,441            -                    593,606

Change in unrealized
   appreciation of investments                   -               -                  -          (2,100,850)          (2,100,850)
                                       -----------      ----------     --------------     ---------------      ---------------

Balance at end of period               $    27,264      $    1,057     $    2,698,084(A)  $     1,640,914      $     4,367,319
                                       ===========      ==========     ==============     ===============      ===============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $422. Cumulative cash distributions paid and accrued to limited partners totaled $640 per Unit as of September 30, 1999.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $1.6 million as of September 30, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1999, other timing differences totaling $1.5 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.       Independent General Partners' Fees

     As compensation for services rendered to the Partnership, each of the three Independent General Partners had received $16,000 annually in quarterly installments through December 31, 1998.In connection with the extension of the term of the Partnership, the Individual General Partners agreed to reduce the annual fee paid to each Independent General Partner from $16,000 to $12,000 effective as of January 1, 1999. In addition, the Individual General Partners receive $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference.

6.       Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount not to exceed $203,720.

7.       Interim Financial Statements

In the opinion of MLOK Co., Limited Partnership, the Managing General Partner, the unaudited financial statements as of September 30, 1999, and for the three and nine months then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

8.       Classification of Portfolio Investments

As of September 30, 1999, the Partnership's portfolio investments, all of which are located in the state of Oklahoma, were categorized as follows:

Type of Investments                                        Cost                     Fair Value                Net Assets*
-------------------                                  ----------------             ---------------             -----------
Common Stock                                         $      1,235,622             $     2,139,036                48.98%
Preferred Stock                                               700,000                   1,437,500                32.91%
                                                     ----------------             ---------------           -----------
                                                     $      1,935,622             $     3,576,536                81.89%
                                                     ================             ===============           ===========

Industry
Healthcare/Biotechnology                             $        395,722             $     1,364,036                31.23%
Data Communications                                         1,010,000                   2,212,500                50.66%
Food Manufacturing & Distribution                             529,900                           0                 0.00%
                                                     ----------------             ---------------            ----------
                                                     $      1,935,622             $     3,576,536                81.89%
                                                     ================             ===============           ===========

*Represents fair value as a percentage of net assets.

9.       Subsequent Events

In August 1999, the General Partners approved a cash distribution to partners totaling $828,444. The distribution was paid on October 14, 1999. Limited partners of record on September 30, 1999 received $819,840, or $80 per Unit. Additionally, the Individual General Partners received $320 and the Managing General Partner received $8,284.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

9.       Subsequent Events - continued

On November 10, 1999, Data Critical Corp. (NASDAQ NMS: DCCA) completed its initial public offering ("IPO") at $10 per share. As a result of the conversion of its preferred stock holdings into common stock and a reverse stock split in connection with Data Critical's IPO, the Partnership currently owns 553,125 shares of Data Critical common stock. Additionally, the Partnership is subject to a 180 day underwriters's lock-up agreement, during which time the Partnership is prohibited from liquidating its Data Critical shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As discussed below, the Partnership sold certain securities for net proceeds totaling $479,505 and $1,283,368 for the three and nine months ended September 30, 1999, respectively.

As of September 30, 1999, the Partnership's cash and short-term investment balances totaled $1,776,370, consisting of $999,405 in short-term investments with maturities of less than one year and $776,965 in an interest-bearing cash account. Interest earned from such investments for the three and nine months ended September 30, 1999 totaled $18,902 and $35,052, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

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

In August 1999, the General Partners approved a cash distribution to partners totaling $828,444. The distribution was paid on October 14, 1999. Limited partners of record on September 30, 1999 received $819,840, or $80 per Unit. Additionally, the Individual General Partners received $320 and the Managing General Partner received $8,284.

On November 10, 1999, Data Critical Corp. (NASDAQ NMS: DCCA) completed its initial public offering ("IPO") at $10 per share. As a result of the conversion of its preferred stock holdings into common stock and a reverse stock split in connection with Data Critical's IPO, the Partnership currently owns 553,125 shares of Data Critical common stock. Additionally, the Partnership is subject to a 180 day underwriters's lock-up agreement, during which time the Partnership is prohibited from liquidating its Data Critical shares.

The Managing General Partner is working toward the termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns. The Partnership's originally scheduled termination date was December 31, 1998. In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. However, the Partnership will terminate as soon as practicable after the completion of the liquidation of its remaining investments and final distribution to partners.

Results of Operations

For the three and nine months ended September 30, 1999, the Partnership had a net realized gain from operations of $350,633 and $383,225, respectively. For the three and nine months ended September 30, 1998, the Partnership had a net realized gain from operations of $717,864 and a net realized loss from operations of $262,654, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1999, the Partnership had a net realized gain from portfolio investments of $401,407 and $593,606, respectively. During the three months ended September 30, 1999, the Partnership sold 50,000 shares of UroCor, Inc. common stock for $211,238, realizing a gain of $133,738, and 149,579 shares of ZymeTx, Inc. common stock for $268,267, realizing a gain of $267,669.

For the first six months of the calendar year ending December 31, 1999, the Partnership sold an additional 150,000 common shares of UroCor, Inc. for $799,965, realizing a gain of $417,041. Also during the six month period, the Partnership realized a gain of $3,898 resulting from a payment received in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc. These gains were offset by a $228,740 realized loss from the write-off of the remaining cost of a bridge loan due from Silverado Foods, Inc.

For the three months ended September 30, 1998, the Partnership had an $811,464 realized gain resulting from the sale of its investment in Independent Gas Company Holdings, Inc. In September 1998, the investment was sold back to Independent Gas for $1,278,800 in connection with a recapitalization of the company.

For the nine months ended September 30, 1998, the Partnership had a net realized loss from portfolio investments totaling $33,104. During the first six months of the calendar year ending December 31, 1998, the Partnership sold its remaining 118,000 common shares of Envirogen, Inc. for $160,708 realizing a loss of $252,292. Also during the six month period the Partnership sold its remaining investment in Excel Energy Technologies, Inc. for $66,723 realizing a loss of $649,684. These losses were offset by, a realized gain of $2,500 from the sale of the Partnership's previously written-off interest in QuanTEM Laboratories L.L.C. and a realized gain of $54,908 resulting from a payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

Investment Income and Expenses - For the three months ended September 30, 1999 and 1998, the Partnership had a net investment loss of $50,774 and $93,600, respectively. The $42,826 favorable change in net investment loss for the 1999 period compared to the 1998 period resulted from a $38,007 decrease in operating expenses and a $4,819 increase in investment income. The decrease in operating expenses reflected the reduced annual management fee from $200,000 to $160,000 effective January 1, 1999, as discussed below, as well as the reduction of the annual fee paid to each Independent General Partner from $16,000 to $12,000 also effective January 1, 1999. See Notes 4 and 5 of Notes to Financial Statements. Additionally, professional fees, mailing and printing costs and custodial fees also declined for the three months ended September 30, 1999 compared to the same period in 1998. The decline in professional fees reflects legal costs incurred during the 1998 period related to the Partnership's investment in Americo Publishing, Inc. The increase in investment income consisted of a $12,891 increase in interest from short-term investments, primarily due to an increase in funds available for such investments during the 1999 period compared to the same period in 1998, partially offset by an $8,072 decline in interest and other income from portfolio investments, reflecting the elimination of interest income due on the Silverado Foods bridge loan, which was written off in 1999.

For the nine months ended September 30, 1999 and 1998, the Partnership had a net investment loss of $210,381 and $229,550, respectively. The $19,169 favorable change in net investment loss for the 1999 period compared to the 1998 period resulted from a $57,079 decrease in operating expenses partially offset by a $37,910 decrease in investment income. The decrease in operating expenses primarily resulted from the reduction in the management fee and fees paid to the Independent General Partners, as discussed above. Additionally, professional fees declined during the nine month period, reflecting the Americo Publishing legal costs incurred during 1998, as discussed above, and a general reduction in legal and accounting costs as the Partnership proceeds with the liquidation of its remaining portfolio securities. The decrease in investment income for the nine months ended September 30, 1999 compared to the same period in 1998 included a $56,351 unfavorable change in interest and other income from portfolio investments, primarily resulting from the elimination of interest income from the Silverado Foods bridge loan and reversal, during 1999, of $28,778 of accrued interest on such bridge loan. Additionally, the Partnership had $7,295 of other interest income during the 1998 period resulting from an escrow payment received from Bace Manufacturing, Inc. during the 1998 period. This reduction to interest income was offset by a $25,736 increase in interest from short-term investments for the 1999 period. The increase in interest from short-term investments primarily was due to the increase in funds available for such investments for the 1999 period compared to the same period in 1998.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $160,000, which was reduced from $200,000 effective January 1, 1999. See Note 4 of Notes to Financial Statements. Such fee is determined and paid quarterly in arrears. The management fee for the three and nine months ended September 30, 1999 was $40,000 and $120,000, respectively. The management fee for the three and nine months ended September 30, 1998 was $50,000 and $150,000, respectively. To the extent possible the management fee and other expenses incurred by the Partnership are paid with funds provided from operations, which includes proceeds from the sale of portfolio investments.

Unrealized   Gains  and  Losses  and  Changes  in  Unrealized   Appreciation  of
Investments - For the nine months ended September 30, 1999, the Partnership reduced the fair value of its remaining portfolio investments by $1,345,996, resulting from the net downward revaluation of its investment in UroCor, Inc. and ZymeTx, Inc. Unrealized appreciation was further reduced for the period due to the transfer of $754,854 from unrealized gain to realized gain resulting from the sale of 200,000 common shares of UroCor and 149,579 common shares of ZymeTx, as discussed above. As a result, the Partnership had a $2,100,850 unfavorable change to net unrealized appreciation of investments for nine month period ended September 30, 1999.

For the nine months ended September 30, 1998, the Partnership reduced the fair value of its remaining portfolio investments by $1,573,509, resulting from the net downward revaluation of certain portfolio investments. Additionally, $850,016 was transferred from unrealized loss to realized loss resulting from portfolio investments sold during the period, as discussed above. As a result, the Partnership had a $723,493 unfavorable change to net unrealized appreciation of investments for nine month period ended September 30, 1998.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 1999, the Partnership's net assets were $4,367,319, reflecting a decrease of $2,546,069 from net assets of $6,913,388 as of December 31, 1998. This decrease was comprised of the $1,717,625 decrease in net assets from operations for the nine month period ended September 30, 1999 and the $828,444 cash distribution accrued as of September 30, 1999 and paid to Partners in October 1999. The decrease in net assets from operations was comprised of the $2,100,850 decrease in unrealized appreciation of investments partially offset by the $383,225 net realized gain from operations for the nine month period ended September 30, 1999.

As of September 30, 1998, the Partnership's net assets were $5,733,652, reflecting a decrease of $1,866,369 from net assets of $7,600,021 as of December 31, 1997. This decrease was comprised of the $986,147 decrease in net assets from operations for the nine month period ended September 30, 1998 and the $880,222 cash distribution accrued as of September 30, 1998 and paid to Partners in October 1998. The decrease in net assets from operations was comprised of the $723,493 decrease in unrealized appreciation of investments and the $262,654 net realized loss from operations for the nine month period ended September 30, 1998.

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 1999 and December 31, 1998 was $422 and $668, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. Additionally, the Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems in November 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. We have not been informed of any Y2K problems from these outside providers. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner.

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

The Partnership's portfolio investments had an aggregate fair value of $3,576,536 as of September 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $357,654.

As of September 30, 1999, the Partnership held discounted commercial paper with a remaining maturity of less than 30 days. This short-term investment was carried at an aggregate amortized cost of $999,405 as of September 30, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of September 30, 1999, would result in a reduction to the fair value of such investments and a corresponding unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 1999 is also considered to be immaterial.

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

Item 5.       Other Information.

On November 10, 1999, Data Critical Corp. (NASDAQ NMS: DCCA) completed its initial public offering ("IPO") at $10 per share. As a result of the conversion of its preferred stock holdings into common stock and a reverse stock split in connection with Data Critical's IPO, the Partnership currently owns 553,125 shares of Data Critical common stock. Additionally, the Partnership is subject to a 180 day underwriters's lock-up agreement, during which time the Partnership is prohibited from liquidating its Data Critical shares.

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


By:           MLOK Co., Limited Partnership
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     David G. Cohen
              David G. Cohen
              Vice President


By:           /s/     James V. Bruno
              James V. Bruno
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         November 15, 1999