Form 10-K
period 1999-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 2000-03-30
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

Or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from      to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

--------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)


Oklahoma                                                             73-1329487
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

10830 E. 45th Street, Suite 307
Tulsa, Oklahoma                                                        74146
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (918) 663-2500

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                 Name of each exchange on which registered
 ------------------                  -----------------------------------------
         None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, 10,243 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I, Part II and Part III hereof.

                                     PART I

Item 1.       Business.
              --------

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

The Partnership was organized as a "qualified venture capital company" under Oklahoma law and, therefore, was required to invest over 55% of its capitalization in companies that constitute "Oklahoma business ventures", as that term is defined under Oklahoma law. Accordingly, the Partnership's limited partners (the "Limited Partners") were entitled to an income tax credit against their 1989 Oklahoma state income tax in an amount equal to 20% of their original investment in the Partnership. From its inception to December 31, 1999, the Partnership had invested $9,973,054 in portfolio investments, of which $6,532,260, or 65.5%, represented investments in Oklahoma business ventures.

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

The Venture Capital Investments

From its inception to December 31, 1999, the Partnership had invested $9,973,054 in 17 portfolio companies. The Partnership has fully invested its original net proceeds from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. The Partnership made no new or follow-on investments during the year ended December 31, 1999.

As of December 31, 1999, the Partnership's investment portfolio consisted of four active investments with a cost of $1,935,622 and a fair value of $7,528,215. During the year ended December 31, 1999, the Partnership liquidated certain portfolio investments, realizing a net return of $1,286,568, resulting in a net realized gain of $596,806. Portfolio investments sold and written-off during 1999 and other transactions effecting the Partnership's portfolio investments during 1999 are listed below:

o In November 1999, Data Critical Corp. completed its initial public offering ("IPO") at $10.00 per share. As a result of the conversion of its preferred stock holdings into common stock and a reverse stock split completed in connection with the IPO, the Partnership now owns 553,125 shares of Data Critical common stock.

o In March 1999, the Partnership wrote-off the remaining cost of a bridge loan due from Silverado Foods, Inc., realizing a loss of $228,740. Additionally, the Partnership's warrant to purchase 12,121 common shares of Silverado at $8.25 per share, expired unexercised on June 2, 1999.

o During 1999, the Partnership sold 200,000 common shares of UroCor, Inc. for $1,011,203, realizing a gain of $550,779.

o In September 1999, the Partnership sold 149,579 common shares of ZymeTx, Inc. for $268,267, realizing a gain of $267,669.

o In February 1999, the Partnership received $4,909, representing an escrow release payment in connection with the February 1995 sale of Bace Manufacturing, Inc. The payment was comprised of a realized gain of $3,898 and interest of $1,011.

o In December 1999, the Partnership received $3,200 in connection with the 1998 sale of Excel Energy Technologies, Ltd. The payment resulted in a realized gain for the full amount.

From its inception through December 31, 1999, the Partnership had fully or partially sold or wrote-off investments with an aggregate cost basis of $8,037,432. These liquidated investments returned $9,470,752 to the Partnership, resulting in a net realized gain of $1,433,320. Additionally, the Partnership earned interest, dividend and other income from its venture capital investments totaling $398,756 from inception to December 31, 1999.

Subsequent to December 31, 1999 and through March 24, 2000, the Partnership sold an additional 225,700 common shares of UroCor for $1,343,840, which will result in a realized gain of $1,053,724 for the first quarter of 2000. Also subsequent to December 31, 1999, the Partnership sold its remaining 130,000 common shares of ZymeTx for $325,004, which will result in a realized gain of $324,484 for the first quarter of 2000.

Termination

In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practicable with the goal of maximizing returns to partners.

Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership was frequently a co-investor with other professional venture capital investors and these relationships generally had expanded the Partnership's access to investment opportunities. However, as discussed above, the Partnership will not make any new portfolio investments.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership including managing the Partnership's short-term investments.

Item 2.       Properties.
              ----------

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         --------------------------------------------------------------------

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 40 of the Prospectus, is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 15, 2000 is 1,049. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

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

The Managing General Partner's estimate of net asset value of the Partnership as of December 31, 1999 is $798 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at year end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on the prior August 15th, as stated above. The estimated values provided by the independent services and Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Registrant's current net asset value amount upon the liquidation of Registrant.

Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions paid to partners from the inception of the Partnership through December 31, 1999 are listed below:

                                                       Managing         Independent
                                                        General           General           Limited         Per $1,000
Distribution Date                                       Partner          Partners          Partners            Unit

Inception to December 31, 1996                       $     25,889       $     1,000    $    2,562,000      $    250
January 21, 1997                                            4,984               192           512,400            50
July 1, 1997                                                5,370               208           512,400            50
October 22, 1997                                           12,945               500         1,281,000           125
October 28, 1998                                            8,802               340           871,080            85
October 14, 1999                                            8,284               320           819,840            80
                                                     ------------       -----------    --------------      --------

Cumulative as of December 31, 1999                   $     66,274       $     2,560    $    6,558,720      $    640
                                                     ============       ===========    ==============      ========

Subsequent to year-end, the General Partners approved an additional cash distribution totaling $2,071,111 to be paid to partners in April 2000. Limited Partners of record on March 31, 2000 will receive $2,049,600, or $200 per Unit, the Individual General Partners will receive $800 and the Managing General Partner will receive $20,711.

Item 6.       Selected Financial Data.
              -----------------------

($ in thousands, except for per Unit information)

                                                                           Years ended December 31,
                                                            1999           1998             1997          1996          1995
                                                          --------      ----------      ---------       --------      ------

Net investment loss                                       $   (265)     $     (287)     $    (251)      $   (373)     $    (289)

Net realized gain (loss) on investments                        597            (236)           939            370          1,651

Change in unrealized appreciation of
   investments                                               1,851             717         (1,995)         2,046           (950)

Total assets                                                 8,478           7,128          7,784         11,427          9,317

Net unrealized appreciation of investments                   5,593           3,742          3,025          5,020          2,974

Cash distributions to Partners                                 828             880          1,812            518          2,589

Cumulative cash distributions to Partners                    6,627           5,799          4,919          3,107          2,589

Cost of portfolio investments purchased                          -              54            650            151            213

Cumulative cost of portfolio investments
   purchased                                                 9,973           9,973          9,919          9,269          9,118

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net investment loss                                         $  (26)        $   (28)       $   (24)        $  (37)       $   (28)

Net realized gain (loss) on investments                         58             (23)            91             36            159

Net increase (decrease) in net assets
   resulting from operations                                   210              19           (126)           197             40

Cash distributions to Partners                                  80              85            175             50            250

Cumulative cash distributions to Partners                      640             560            475            300            250

Net unrealized appreciation of investments                     540             361            292            485            287

Net asset value, including net unrealized
   appreciation of investments                                 798             668            734          1,035            888


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 1999, the Partnership held $747,585 in short-term investments with maturities of less than one year and $202,075 in an interest-bearing cash account. Interest earned on such cash balances and short-term investments for the years ended December 31, 1999, 1998 and 1997 was $49,680, $25,886, and
$67,561, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practicable with the goal of maximizing returns to partners.

The  Partnership  made  no  new  or  follow-on   investments  during  1999.  The
Partnership has fully invested its original net proceeds and will not make investments in new portfolio companies but may make follow-on investments in existing companies, if required. Generally, the Partnership distributes to partners all proceeds received from the sale of its portfolio investments, as soon as practicable after establishing an adequate reserve for operating expenses or follow-on investments in existing portfolio companies. Funds needed to cover the Partnership's future operating expenses and follow-on investments, if any, are expected to be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

In October 1999, the Partnership made a cash distribution to partners totaling $828,444. Limited Partners of record on September 30, 1999 received $819,840, or $80 per Unit, the Individual General Partners received $320, and the Managing General Partner received $8,284. Cumulative cash distributions paid from inception to December 31, 1999 total $6,627,554, consisting of $6,558,720, or $640 per Unit, to the Limited Partners, $2,560 to the Individual General Partners and $66,274 to the Managing General Partner.

Subsequent to year-end, the General Partners approved an additional cash distribution totaling $2,071,111 to be paid to partners in April 2000. Limited Partners of record on March 31, 2000 will receive $2,049,600, or $200 per Unit, the Individual General Partners will receive $800 and the Managing General Partner will receive $20,711.

Results of Operations

For the year ended December 31, 1999, the Partnership had a net realized gain from operations of $331,881. For the years ended December 31, 1998 and 1997, the Partnership had a net realized loss from operations of $523,607 and a net realized gain from operations of $688,367, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1999, the Partnership had a net realized gain from portfolio investments of $596,806. During 1999, the Partnership sold 200,000 common shares of UroCor, Inc., for $1,011,203, realizing a gain of $550,779 and 149,579 common shares of ZymeTx, Inc. for $268,267, realizing a gain of $267,669. The Partnership realized additional gains during 1999 resulting from the receipt of $3,200 in connection with the 1998 sale of Excel Energy Technologies, Ltd. and $3,898, representing an escrow release payment in connection with the February 1995 sale of Bace Manufacturing, Inc. Finally, in March 1999, the Partnership wrote-off the remaining cost of a bridge loan due from Silverado Foods, Inc., realizing a loss of $228,740, due to continued financial and operating difficulties at the company.

For the year ended December 31, 1998, the Partnership had a net realized loss of $236,228 from the liquidation of several of its portfolio investments. In connection with a recapitalization of Independent Gas Company Holdings, Inc. completed during 1998, the Partnership sold its investment back to Independent Gas for $1,278,800, realizing a gain of $811,464. Also during 1998, the Partnership sold certain publicly traded portfolio securities including: its remaining 118,000 common shares of Envirogen, Inc., for $160,708, realizing a loss of $252,292; 30,000 common shares of UroCor, Inc. for $180,299, realizing a gain of $60,702; and 25,000 common shares of ZymeTx, Inc. for $100,467, realizing a gain of $100,174. In a private transaction completed during 1998, the Partnership sold its investment in Excel Energy Technologies, Ltd., realizing a loss of $649,684. In December 1998, the Partnership wrote-off the remaining cost of its investment in Americo Publishing Inc., due to continuing operating and financial difficulties at the company, resulting in a realized loss of $364,000. Finally, during 1998, the Partnership realized a gain of $2,500 from the sale of its interest in QuanTEM Laboratories L.L.C., an investment that had previously been written-off, and also realized a gain of $54,908 from an escrow payment received in March 1998 in connection with the February 1995 sale of the Partnership's investment in Bace Manufacturing, Inc.

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

Investment Income and Expenses - For the years ended December 31, 1999, 1998 and 1997, the Partnership had a net investment loss of $264,925, $287,379 and $250,950, respectively.

The $22,454 favorable change in net investment loss for 1999 compared to 1998 resulted from a $63,083 decline in operating expenses, partially offset by a $40,629 reduction in investment income. The reduced investment income resulted from a $23,794 increase in interest from short-term investments and a $64,423 unfavorable change in income from portfolio investments. The increase in interest from short-term investments primarily was due to an increase in funds available for such investments during 1999 compared to 1998. The Partnership invests proceeds received from the sale of portfolio investments in short-term securities until such funds are used for operations or distributed to partners. The reduction in interest and other income from portfolio investments, primarily resulting from $28,778 of interest accrued on the bridge loan due from Silverado Foods, Inc. during 1998 that was reversed in 1999. As noted above, such bridge loan was written-off in March 1999. The decrease in operating expenses for 1999 compared to 1998 includes a $40,000 reduction in the management fee, as discussed below, and a $15,500 reduction in fees paid to the Independent General Partners ("IGPs"), which primarily reflects the reduced annual fee paid to each of the IGPs from $16,000 to $12,000 effective as of January 1, 1999. Other operating expenses declined $7,583 for 1999 compared to 1998, primarily due to a $7,965 reduction in professional fees for 1999.

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

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with an original minimum fee of $200,000 annually. However, in connection with the extension of the term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum annual management fee by the Partnership from $200,000 to $160,000, effective January 1, 1999. Such fee is determined and paid quarterly in arrears. The management fee for year ended December 31, 1999 was $160,000. The management fee for each of the years ended December 31, 1998 and 1997 was $200,000. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the year ended December 31, 1999, the Partnership increased the fair value of its portfolio investments on a net basis by $2,605,683, primarily resulting from the net upward revaluation of the Partnership's investment in Data Critical Corp., which completed its initial public offering in November 1999. Offsetting this increase to the fair value of investments for 1999 was the net transfer of $754,854 from unrealized gain to realized gain resulting from the sale of UroCor and ZymTex shares, as discussed above. As a result, net unrealized appreciation of investments increased $1,850,829 for 1999.

During the year ended December 31, 1998, the Partnership reduced the fair value of its portfolio investments on a net basis by $435,460, resulting from the net downward revaluation of certain portfolio investments. These downward revaluations primarily were due to declines in the public market prices of Silverado Foods. and ZymeTx, partially offset by an upward revaluation of Data Critical Corp. Offsetting this reduction to the fair value of investments for 1998 was the net transfer of $1,152,656 from unrealized loss to realized loss resulting from portfolio investments sold or written-off during the 1998, as discussed above. As a result, net unrealized appreciation of investments increased $717,196 for 1998.

For the year ended December 31, 1997, the Partnership reduced the fair value of its portfolio investments on a net basis by $1,679,349, resulting from the net downward revaluation of certain portfolio investments. These downward revaluations primarily were due to declines in the public market prices of Silverado Foods and UroCor., partially offset by an upward revaluation of
ZymeTx, which completed its initial public offering in November 1997. Additionally, during 1997 there was a net transfer of $315,767 from unrealized gain to realized gain resulting from the liquidations of C.R. Anthony, Data Critical and Diagnetics. As a result, net unrealized appreciation of investments decreased $1,995,116 for 1997.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation of portfolio investments. For the year ended December 31, 1999, the Partnership had a $2,182,710 increase in net assets resulting from operations, comprised of the $1,850,829 increase in net unrealized appreciation and the $331,881 net realized gain from operations for 1999. As of December 31, 1999, the Partnership's net assets were $8,267,654, up $1,354,266 from $6,913,388 as of December 31, 1998. This increase reflects $2,182,710 increase in net assets resulting from operations, partially offset by the cash distribution of $828,444 paid to partners in 1999.

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

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1999, 1998 and 1997 was $798, $668 and $734, respectively. Cumulative cash distributions paid to Limited Partners totaled $640, $560 and $475 per Unit as of December 31, 1999, 1998 and 1997, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $7,528,215 as of December 31, 1999. An assumed 10% decline from this December 31, 1999 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $752,822.

As of December 31, 1999, the Partnership held a short-term investment consisting of a discounted commercial paper instrument with a remaining maturity of 20 days. Such short-term investment was carried at an aggregate amortized cost of $747,585 as of December 31, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of December 31, 1999, would result in a reduction to the fair value of such investments and an unrealized loss that is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1999 is also considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1999 and 1998

Schedule of Portfolio Investments as of December 31, 1999

Schedule of Portfolio Investments as of December 31, 1998

Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

ML Oklahoma Venture Partners, Limited Partnership:

We have audited the accompanying balance sheets of ML Oklahoma Venture Partners, Limited Partnership (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1999 and 1998 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $6,411,681 and $6,367,148 as of December 31, 1999 and 1998, respectively, representing 77.6% and 92.1% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Deloitte & Touche LLP

New York, New York
February 29, 2000

(March 3, 2000 as to Note 9)

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

As of December 31, 1999 and 1998

                                                                                                1999                 1998
                                                                                            --------------     ----------
ASSETS

Portfolio investments, at fair value (cost of $1,935,622 as of
   December 31, 1999 and $2,625,384 as of December 31, 1998)                                $    7,528,215      $     6,367,148
Short-term investments at amortized cost                                                           747,585                    -
Cash and cash equivalents                                                                          202,075              731,956
Accrued interest receivable                                                                              -               28,778
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    8,477,875      $     7,127,882
                                                                                            ==============      ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $       60,421      $        61,845
Due to Management Company                                                                          139,300              137,649
Due to Independent General Partners                                                                 10,500               15,000
                                                                                            --------------      ---------------
   Total liabilities                                                                               210,221              214,494
                                                                                            --------------      ---------------

Partners' Capital:
Managing General Partner                                                                            26,751               31,716
Individual General Partners                                                                          1,038                1,229
Limited Partners (10,248 Units)                                                                  2,647,272            3,138,679
Unallocated net unrealized appreciation of investments                                           5,592,593            3,741,764
                                                                                            --------------      ---------------
   Total partners' capital                                                                       8,267,654            6,913,388
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    8,477,875      $     7,127,882
                                                                                            ==============      ===============



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1999

                                                                     Initial Investment
Investment                                                                  Date                  Cost               Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(A)(B)(C)
Wireless data transmission
553,125 shares of Common Stock                                         April 1993           $    1,010,000       $    6,170,801
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)(D)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)(E)
Urological disease management
279,174 shares of Common Stock                                         May 1991                    395,202            1,155,914
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)(F)
Viral diagnostics and therapeutics
130,000 shares of Common Stock                                         July 1994                       520              201,500
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    1,935,622       $    7,528,215
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (I)

                                                         Liquidation                              Realized
Company                                                     Date               Cost              Gain (Loss)             Return
Americo Publishing, Inc.                                    1998          $      364,000        $   (364,000)   $             0
Bace Manufacturing, Inc. (G)                                1995                 539,000           1,658,281          2,197,281
C.R. Anthony Company                                        1994-1997            602,366           1,581,926          2,184,292
Data Critical Corp.                                         1997                  40,000              60,000            100,000
Diagnetics, Inc.                                            1997                 813,610            (726,609)            87,001
Eckerd Corporation                                          1995                 142,992             336,919            479,911
Energy Ventures, Inc./Enerpro International, Inc.           1996                 350,000             388,037            738,037
Envirogen, Inc.                                             1994-1998            525,000            (203,002)           321,998
Excel Energy Technologies, Ltd.(H)                          1998                 716,407            (646,484)            69,923
Great Outdoors Publishing, Inc.                             1995                 325,000            (325,000)                 0
Independent Gas Company Holdings, Inc.                      1995-1998            467,436             811,464          1,278,900
QuanTEM Laboratories, Inc.                                  1990-1998             89,000             (46,213)            42,787
Silverado Foods, Inc.(D)                                    1994-1999            530,000            (228,740)           301,260
Sports Tactics International, Inc.                          1993-1994            450,000            (430,884)            19,116
Tricon America Corporation                                  1990-1991            662,810            (572,800)            90,010
UroCor, Inc. (E)                                            1998-1999            580,021             611,481          1,191,502
ZymeTx, Inc./Symex Corporation (F)                          1993-1999            839,790            (471,056)           368,734
--------------------------------------------------------------------------------------------------------------------------------

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 1999



                                                                                                  Realized
                                                                                Cost            Gain (Loss)        Return

Totals from Liquidated Portfolio Investments                              $    8,037,432        $  1,433,320     $    9,470,752
                                                                          ==============        ============     ==============

                                                                                                Combined            Combined
                                                                                            Unrealized and       Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active & Liquidated Portfolio Investments                   $      9,973,054      $    7,025,913      $    16,998,967
                                                                      ==================      ==============     ================

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C) In November 1999, Data Critical Corp. completed its initial public offering ("IPO") at $10.00 per share. As a result of the conversion of its preferred stock holdings into common stock and a reverse stock split completed in connection with the IPO, the Partnership now owns 553,125 shares of Data Critical common stock.

(D) In March 1999, the Partnership wrote-off the remaining cost of a bridge loan due from Silverado Foods, Inc., realizing a loss of $228,740. Additionally, the Partnership's warrant to purchase 12,121 common shares of Silverado at $8.25 per share, expired unexercised on June 2, 1999.

(E) During 1999, the Partnership sold 200,000 common shares of UroCor, Inc., for $1,011,203, realizing a gain of $550,779. Subsequent to December 31, 1999 and through March 24, 2000, the Partnership sold an additional 225,700 common shares of UroCor for $1,343,840, which will result in a realized gain of $1,053,724 for the first quarter of 2000.

(F) In September 1999, the Partnership sold 149,579 common shares of ZymeTx, Inc. for $268,267, realizing a gain of $267,669. Subsequent to December 31, 1999, the Partnership sold its remaining 130,000 common shares of ZymeTx for $325,004, which will result in a realized gain of $324,484 for the first quarter of 2000.

(G) In February 1999, the Partnership received $4,909, representing an escrow release payment in connection with the February 1995 sale of Bace Manufacturing, Inc. The payment was comprised of a realized gain of $3,898 and interest of $1,011.

(H) In December 1999, the Partnership received $3,200 in connection with the 1998 sale of Excel Energy Technologies, Ltd. The payment resulted in a realized gain for the full amount.

 (I) Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1999.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1998

                                                                     Initial Investment
Investment                                                                  Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(B)
Wireless data transmission
762,500 shares of Preferred Stock                                      April 1993           $      700,000       $    1,437,500
775,000 shares of Common Stock                                                                     310,000              775,000
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 12,121 shares of Common Stock
   at $8.25 per share, expiring 6/2/99                                                                   0                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
14% Bridge Loan                                                                                    228,740              228,740
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
Urological disease management
479,174 shares of Common Stock                                         May 1991                    855,626            3,034,750
-------------------------------------------------------------------------------------------------------------------------------
ZymeTx, Inc.(A)(B)
Viral diagnostics and therapeutics
279,579 shares of Common Stock                                         July 1994                     1,118              891,158
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $    2,625,384       $    6,367,148
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (C)

Totals from Liquidated Portfolio Investments                              $    7,347,670    $      836,514       $    8,184,184
                                                                          ==============    ==============       ==============

                                                                                              Combined             Combined
                                                                                          Unrealized and       Fair Value

                                                                               Cost         Realized Gain         and Return

Totals from Active & Liquidated Portfolio Investments                    $    9,973,054    $    4,578,278        $   14,551,332
                                                                         ================  ==============        ==============

(A)  Public company

(B) Qualifies as an "Oklahoma business venture" under Oklahoma law.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1998.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                                                           1999                 1998               1997
                                                                     ----------------     --------------    -----------
INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                              $         49,680     $       25,886    $          67,561
   Interest and other (loss) income from portfolio
     investments                                                              (28,778)            35,645                  480
                                                                     ----------------     --------------    -----------------
   Total investment income                                                     20,902             61,531               68,041
                                                                     ----------------     --------------    -----------------

   Expenses:

   Management fee                                                             160,000            200,000              200,000
Professional fees                                                              58,800             66,765               42,789
Independent General Partners' fees                                             44,500             60,000               60,000
Mailing and printing                                                           16,776             17,949               14,486
Custodial fees                                                                  1,724              1,565               (1,638)
Miscellaneous                                                                   4,027              2,631                3,354
                                                                     ----------------     --------------    -----------------
Total investment expenses                                                     285,827            348,910              318,991
                                                                     ----------------     --------------    -----------------

NET INVESTMENT LOSS                                                          (264,925)          (287,379)            (250,950)

Net realized gain (loss) from investments                                     596,806           (236,228)             939,317
                                                                     ----------------     --------------    -----------------

NET REALIZED GAIN (LOSS) FROM

   OPERATIONS                                                                 331,881           (523,607)             688,367

Change in unrealized appreciation of investments                            1,850,829            717,196           (1,995,116)
                                                                     ----------------     --------------    -----------------

NET INCREASE (DECREASE) IN NET ASSETS

   RESULTING FROM OPERATIONS                                         $      2,182,710     $      193,589    $      (1,306,749)
                                                                     ================     ==============    =================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                   1999              1998             1997
                                                                              --------------    -------------     --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                           $     (264,925)   $    (287,379)    $    (250,950)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

(Decrease) increase in payables, net                                                  (4,273)          30,455            (5,986)
(Increase) decrease in accrued interest on short-term investments                     (8,260)               -             5,276
Decrease (increase) in accrued interest receivable                                    28,778          (28,298)             (480)
                                                                              --------------    -------------     -------------
Cash used for operating activities                                                  (248,680)        (285,222)         (252,140)
                                                                              --------------    -------------     -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net (purchase of) return from short-term investments                                (739,325)               -           493,461
Cost of portfolio investments purchased                                                    -          (53,918)         (650,000)
Proceeds from the sale of portfolio investments                                    1,286,568        1,794,405         2,443,646
Proceeds from the repayment of notes and bridge loan                                       -           71,260                 -
                                                                              --------------    -------------     -------------
Cash provided from investing activities                                              547,243        1,811,747         2,287,107
                                                                              --------------    -------------     -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                 (828,444)        (880,222)       (2,329,999)
                                                                              --------------    -------------     -------------

(Decrease) increase in cash and cash equivalents                                    (529,881)         646,303          (295,032)
Cash and cash equivalents at beginning of year                                       731,956           85,653           380,685
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $      202,075    $     731,956     $      85,653
                                                                              ==============    =============     =============





See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December  31, 1997, 1998 and 1999

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners        of Investments           Total

Balance as of December 31, 1996          $   57,186       $  2,213       $   5,640,110       $   5,019,684      $   10,719,193

Cash distributions, paid

   July 1, 1997 and October 22, 1997        (18,315)          (708)         (1,793,400)                  -          (1,812,423)

Net investment loss                          (2,510)           (97)           (248,343)                  -            (250,950)

Net realized gain from investments            9,393            363             929,561                   -             939,317

Change in unrealized

  appreciation of investments                     -              -                   -          (1,995,116)         (1,995,116)
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1997              45,754          1,771           4,527,928(A)        3,024,568           7,600,021

Cash distribution, paid

   October 28, 1998                          (8,802)          (340)           (871,080)                  -            (880,222)

Net investment loss                          (2,874)          (111)           (284,394)                  -            (287,379)

Net realized loss from investments           (2,362)           (91)           (233,775)                  -            (236,228)

Change in unrealized

   appreciation of investments                    -              -                   -             717,196             717,196
                                         ----------       --------       -------------       -------------       -------------

Balance as of December 31, 1998              31,716          1,229           3,138,679(A)        3,741,764           6,913,388

Cash distribution, paid

   October 14, 1999                          (8,284)          (320)           (819,840)                  -            (828,444)

Net investment loss                          (2,649)          (102)           (262,174)                  -            (264,925)

Net realized gain from investments            5,968            231             590,607                   -             596,806

Change in unrealized

  appreciation of investments                     -              -                   -           1,850,829           1,850,829
                                         ----------       --------       -------------       -------------      --------------

Balance as of December 31, 1999          $   26,751       $  1,038       $   2,647,272(A)    $   5,592,593      $    8,267,654
                                         ==========       ========       =============       =============      ==============

(A) The net asset value per unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $798, $668, and $734 as of December 31, 1999, 1998 and 1997, respectively. Cumulative cash distributions paid to Limited Partners totaled $640, $560 and $475 per Unit as of December 31, 1999, 1998 and 1997, respectively.

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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. In November 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practical with the goal of maximizing returns to Partners.

2.       Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of the Partnership's portfolio investments by applying consistent guidelines. Publicly-held portfolio securities are valued at the closing public market price on the valuation date, less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume. Privately-held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect
1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $5.6 million as of December 31, 1999, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to December 31, 1999, other timing differences totaling $1.4 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

As compensation for services rendered to the Partnership, each of the three Independent General Partners had received $16,000 annually in quarterly installments through December 31, 1998. In connection with the extension of the term of the Partnership, the Individual General Partners agreed to reduce the annual fee

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP paid to each Independent General Partner from $16,000 to $12,000 effective as of January 1, 1999. In addition, the Individual General Partners receive $1,000 for each meeting of the General Partners attended, $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and $500 for meetings held by telephone conference.

5.       Limitation on Operating Expenses

The Management Company has undertaken to the Partnership that it will reduce its management fee or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount not to exceed $203,720.

6.       Classification of Portfolio Investments

The Partnership's portfolio investments, all of which are located in the state of Oklahoma, except Data Critical Corp., which is located in the state of Washington, were categorized as follows.

As of December 31, 1999:

Type of Investments                                      Cost          Fair Value       Net Assets*
-------------------                                -------------       ------------     -----------
Common Stock                                       $   1,935,622       $  7,528,215        91.06%
                                                   =============       ============     =========

Industry

Healthcare/Biotechnology                           $     395,722       $  1,357,414        16.42%
Data Communications                                    1,010,000          6,170,801        74.64%
Food Manufacturing & Distribution                        529,900                  0         0.00%
                                                   -------------       ------------     ---------
                                                   $   1,935,622       $  7,528,215        91.06%
                                                   =============       ============     =========

As of December 31, 1998:

Type of Investments                                     Cost           Fair ValueNet Assets*
-------------------                                -------------       ---------------------
Common Stock                                       $   1,696,644       $  4,700,908        68.00%
Preferred Stock                                          700,000          1,437,500        20.79%
Debt Securities                                          228,740            228,740         3.31%
                                                   -------------       ------------     ---------
                                                   $   2,625,384       $  6,367,148        92.10%
                                                   =============       ============     =========

Industry

Healthcare/Biotechnology                           $     856,744       $  3,925,908        56.79%
Data Communications                                    1,010,000          2,212,500        32.00%
Food Manufacturing & Distribution                        758,640            228,740         3.31%
                                                   -------------       ------------     ---------
                                                   $   2,625,384       $  6,367,148        92.10%
                                                   =============       ============     =========

*Represents fair value as a percentage of net assets.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

7.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1999 are listed below:

                                                       Managing         Independent
                                                        General           General           Limited         Per $1,000
Distribution Date                                       Partner          Partners          Partners            Unit

Inception to December 31, 1996                       $     25,889       $     1,000    $    2,562,000      $    250
January 21, 1997                                            4,984               192           512,400            50
July 1, 1997                                                5,370               208           512,400            50
October 22, 1997                                           12,945               500         1,281,000           125
October 28, 1998                                            8,802               340           871,080            85
October 14, 1999                                            8,284               320           819,840            80
                                                     ------------       -----------    --------------      --------
Cumulative as of December 31, 1999                   $     66,274       $     2,560    $    6,558,720      $    640
                                                     ============       ===========    ================    ========

8.     Short-Term Investments

As of  December  31,  1999,  the  Partnership  had a  short-term  investment  in
commercial   paper  as  detailed  below.   The  Partnership  had  no  short-term
investments as of December 31, 1998.

                                                           Maturity           Purchase           Amortized           Value at
Issuer                                          Yield        Date               Price              Cost              Maturity
-----------------------------------------------------------------------------------------------------------------------------

Lexington Parker Capital Corp.                 6.10%        1/20/00        $    739,325         $   747,585         $   750,000

9.     Subsequent Events

Subsequent to December 31, 1999 and through March 24, 2000, the Partnership sold an additional 225,700 common shares of UroCor for $1,343,840, which will result in a realized gain of $1,053,724 for the first quarter of 2000. Also subsequent to December 31, 1999, the Partnership sold its remaining 130,000 common shares of ZymeTx for $325,004, which will result in a realized gain of $324,484 for the first quarter of 2000.

Subsequent to year-end, the General Partners approved an additional cash distribution totaling $2,071,111 to be paid to partners in April 2000. Limited Partners of record on March 31, 2000 will receive $2,049,600, or $200 per Unit, the Individual General Partners will receive $800 and the Managing General Partner will receive $20,711.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              ----------------------------------------------------------------

None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

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

Individual General Partners

William C. Liedtke, III (1) P.O. Box 54369 Oklahoma City, OK 73154 Age 48 Individual General Partner since 1988 0 Units of the Partnership beneficially owned as of March 15, 2000 (3) Effective February 1, 2000, Vice President and General Counsel of Castle Energy Corporation; May 1, 1999 to February 1, 2000,

     President of WCL III, Inc., operating Castle Energy Corporation's Redeco subsidiary; 1st Quarter 1999, Vice President of Costillo Redeco Energy, L.L.C., a wholly owned subsidiary of Costillo Energy, Inc.; 1997 to 1999, Chief Executive Officer of Redeco Energy, Inc.; from 1996 to 1997, Chief Operating Officer of Redex Co. Ventures, Ltd.; from 1991 to 1996, Energy consultant; from 1989 to 1991, Assistant to the Governor of the State of Oklahoma; since 1984, an independent natural gas marketing consultant; an oil and gas marketing manager for Trigg Drilling Company, Inc.; a member of the State Bar of Texas.

Richard P. Miller (1)
7500 N. Mockingbird Lane
Paradise Valley, AZ  85253
Age 72
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 15, 2000 (3)
Since1988  Director  of  Techlaw,  Inc.;  from  1983  to  1990,  Executive  Vice
     President of Private Sector Counsel; in 1983 and 1984, Vice President, Corporate Finance, Union Bank of California; from 1968 to 1983, founder and Chief Executive Officer of Systems Control Inc.; from 1954 to 1976 Vice Chairman of Wolf & Company CPA's.

George A. Singer (1) 2222 E. 25th Place Tulsa, OK 74114 Age 52 Individual General Partner since 1995 0 Units of the Partnership beneficially owned as of March 15, 2000 (3) Since 1978, Manager and Principal of Singer Bros. LLC and General Partner of several related family entities; since 1978,

     Executive Vice President, Pedestal Oil Company, Inc.; since 1999, Director of Oklahoma National Bank; a member of the Independent Petroleum Association of America.

Bruce W. Shewmaker (2)
12 Briarwood Drive
Short Hills, NJ 07078
Age 54
Individual General Partner since 1988
0 Units of the Partnership beneficially owned as of March 15, 2000 (3)
Sincethe beginning of 1999,  Director and Advisor to Direct Stock  Market,  Inc.
     and since April 1999, Managing Director of E*Offering Corp.; from 1997 to December 1998, President, Director and Senior Advisor of The US Russia Investment Fund; from 1991 to 1996, President of New Century Management, Inc.; from 1984 to 1990, President of Merrill Lynch R&D Management, Inc.

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

The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. The address of Mr. Albert is North Tower, World Financial Center, New York, NY 10281-1326. The address of Messrs. Caruso, Giobbe and Bruno is South Tower, World Financial Center, New York, NY 10080.

Kevin K. Albert, Age 47, Director and President
Officer or Director since 1990
Director and President of the Management  Company;  Managing Director of Merrill
     Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

James V. Caruso

Executive Vice President and Director
Age 48
Officer or Director since 1998
         Director of MLIBK, joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Michael Giobbe
Vice President and Director

Age 41
Officer or Director since 2000
         Vice President of MLIBK, joined Merrill Lynch in 1986. Mr. Giobbe's responsibilities include the business management function for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner.

James V. Bruno
Vice President and Treasurer

Age 33
Officer or Director since 1998
         Vice President of MLIBK, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

Item 11.      Executive Compensation.
              ----------------------

Compensation - For the year ended December 31, 1999, the Partnership paid each of the Independent General Partner's an annual fee of $12,000 in quarterly installments, $1,000 per meeting of the Individual General Partners attended and $500 for participating in each special meeting of the Individual General Partners conducted by telephone conference call and pays the actual out-of-pocket expenses of the Independent General Partners' relating to attendance at meetings. Additionally, the Independent General Partners receive $1,000 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. During 1998 and 1997, the annual fee paid to each Independent General Partner was $16,000. The meeting fees paid to the Independent General Partners have remained unchanged. The aggregate fees paid by the Partnership to the Independent General Partners for the years ended December 31, 1999, 1998 and 1997 totaled $44,500, $60,000 and $60,000, respectively.

Allocations and Distributions - The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the caption "Partnership Distributions and Allocations" on pages 35 - 37 of the Prospectus is incorporated herein by reference.

For the year ended December 31, 1999, the Partnership had a net realized gain from operations of $331,881. For the years ended December 31, 1998 and 1997 the Partnership had a net realized loss from operations of $523,607 and a net realized gain from operations of $688,367, respectively. In accordance with the Partnership's allocation procedure, the Managing General Partner was allocated $3,319, ($5,236) and $6,883 of such gains (losses) for the years ended December 31, 1999, 1998 and 1997, respectively.

During 1999, the Partnership made cash distributions to partners totaling $828,444. Limited Partners received $819,840, or $80 per Unit, the Individual General Partners received $320 and the Managing General Partner received $8,284. During 1998, the Partnership made a cash distribution to partners totaling $880,222. Limited Partners received $871,080, or $85 per Unit, the Individual General Partners received $340, and the Managing General Partner received
$8,802. During 1997, the Partnership made cash distributions to partners totaling $1,812,423. Limited Partners received $1,793,400, or $175 per Unit, the Individual General Partners received $708 and the Managing General Partner received $18,315. Cumulative cash distributions to partners from inception to December 31, 1999 total $6,627,554; consisting of $6,558,720, or $640 per Unit, to the Limited Partners, $2,560 to the Individual General Partners and $66,274 to the Managing General Partner.

Management Fee - The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum fee of $200,000 annually. However, in connection with the extension of the term of the Partnership, the Partnership and the Management Company agreed to reduce the minimum management fee by the Partnership from $200,000 to $160,000, effective January 1, 1999. Such fee is determined and paid quarterly. The management fee for year ended December 31, 1999 was $160,000. The management fee for each of the years ended December 31, 1998 and 1997 was $200,000. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations, including proceeds from the sale of portfolio investments.

The Management Company has agreed to reduce its management fee, or otherwise reimburse the Partnership in order to limit the annual operating expenses of the Partnership, exclusive of the management fee, to an amount equal to $203,720.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference. As of March 15, 2000 no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Merrill Lynch, Pierce, Fenner & Smith Incorporated owned 5 Units as of December 31, 1999.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. Michael Giobbe, Director and Vice President of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1986. James V. Bruno, a Vice President and Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1997. Messrs. Albert, Caruso, Giobbe and Bruno are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
              -----------------------------------------------------------------

(a)           1.      Financial Statements

                      Independent Auditors' Report

                      Balance Sheets as of December 31, 1999 and 1998

                      Schedule of Portfolio Investments as of December 31, 1999

                      Schedule of Portfolio Investments as of December 31, 1998

                      Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                      Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                      Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.

       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert

       Kevin K. Albert
       President

       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2000.

By:    MLOK Co., Limited Partnership       By:    /s/   William C. Liedtke, III
                                                  -----------------------------
       its Managing General Partner              William C. Liedtke, III
                                                General Partner

By:    Merrill Lynch Venture Capital Inc.  ML Oklahoma Venture Partners, Limited
       its General Partner                 Partnership


By:    /s/   Kevin K. Albert                     By:    /s/   Richard P. Miller
       ------------------------------------             -----------------------
       Kevin K. Albert                                         Richard P. Miller
       President of Merrill Lynch Venture Capital, Inc.          General Partner
       (Principal Executive Officer)                         ML Oklahoma Venture
                                                   Partners, Limited Partnership


By:    /s/   James V. Bruno                        By:    /s/   George A. Singer
       ------------------------------------               ----------------------
       James V. Bruno                                          George A. Singer
       V. P. & Treasurer of Merrill Lynch                       General Partner
       Venture Capital, Inc.                      ML Oklahoma Venture Partners,
       (Principal Financial and Accounting Officer)        Limited Partnership


By:    /s/ Michael Giobbe                        By:    /s/   Bruce W. Shewmaker
       ------------------------------------             ------------------------
       Michael Giobbe                                         Bruce W. Shewmaker
       Vice President of Merrill Lynch                           General Partner
       Venture Capital Inc.                        ML Oklahoma Venture Partners,
                                                             Limited Partnership