Form 10-K/A
period 1999-12-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 2000-04-10
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

Or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from      to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Oklahoma                                                             73-1329487
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

10830 E. 45th Street, Suite 307
Tulsa, Oklahoma                                                        74146
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (918) 663-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  ----------------------------------------
   None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, 10,243 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated December 1, 1988, filed with the Securities and Exchange Commission, as supplemented by a supplement dated April 25, 1989, are incorporated by reference in Part I, Part II and Part III hereof.

                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

                             Amendment to Form 10-K

                      For the year ended December 31, 1999

The Annual Report of ML Oklahoma Venture Partners, Limited Partnership on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000 is hereby amended as follows:

Due to a clerical error, the date of the Independent Auditors' Opinion, included in Item 8 of Part II, was previously filed as February 29, 2000 and dual dated as March 3, 2000 with respect to Note 9. Such dual date is hereby amended to be March 24, 2000 with respect to Note 9.

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

o During 1999, the Partnership sold 200,000 common shares of UroCor, Inc.for $1,011,203, realizing a gain of $550,779.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
           ---------------------------------------------------------------------

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
       -------------------------------------------------------------------------

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

(March 24, 2000 as to Note 9)

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
                                                                          ==============        ============     ==============

                                                                                                Combined            Combined
                                                                                            Unrealized and       Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active & Liquidated Portfolio Investments                   $ 9,973,054           $  7,025,913      $  16,998,967
                                                                        ============          ============      =============

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
                                                                          ==============    ==============       ==============

                                                                                              Combined             Combined
                                                                                          Unrealized and          Fair Value
                                                                               Cost         Realized Gain         and Return

Totals from Active & Liquidated Portfolio Investments                  $   9,973,054    $    4,578,278          $  14,551,332
                                                                       =============     ==============         =============

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS, continued

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              ---------------------------------------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April 2000.

       ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

By:    MLOK Co. Limited Partnership
       its Managing General Partner

By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/   Kevin K. Albert

       Kevin K. Albert
       President

       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of April 2000.

By:    MLOK Co., Limited Partnership                              By:    /s/   William C. Liedtke, III
                                                                         -----------------------------
       its Managing General Partner                                      William C. Liedtke, III
                                                                         General Partner

By:    Merrill Lynch Venture Capital Inc.                                ML Oklahoma Venture Partners, Limited Partnership
       its General Partner


By:    /s/   Kevin K. Albert                                      By:    /s/   Richard P. Miller
       -----------------------------------------------------             -----------------------
       Kevin K. Albert                                                   Richard P. Miller
       President of Merrill Lynch Venture Capital, Inc.                  General Partner
       (Principal Executive Officer)                                     ML Oklahoma Venture Partners, Limited Partnership


By:    /s/   James V. Bruno                                       By:    /s/   George A. Singer
       -----------------------------------------------------             ----------------------
       James V. Bruno                                                    George A. Singer
       V. P. & Treasurer of Merrill Lynch Venture Capital, Inc.          General Partner
       (Principal Financial and Accounting Officer)                      ML Oklahoma Venture Partners, Limited Partnership


By:    /s/ Michael Giobbe                                         By:    /s/   Bruce W. Shewmaker
       -----------------------------------------------------             ------------------------
       Michael Giobbe                                                    Bruce W. Shewmaker
       Vice President of Merrill Lynch Venture Capital Inc.       General Partner
                                                                         ML Oklahoma Venture Partners, Limited Partnership