Form 10-Q
period 2000-03-31
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 2000-05-15
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

Or

[  ]     Transition Report Pursuant To Section 13 Or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP

--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


Oklahoma                                                              73-1329487
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

10830 E 45th Street
Suite 307

Tulsa, Oklahoma                                                            74146
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of March 31, 2000 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                     March 31, 2000              December 31,
                                                                                           (Unaudited)               1999

ASSETS

Portfolio investments, at fair value (cost of $1,644,986 as of
   March 31, 2000 and $1,935,622 as of December 31, 1999)                                $      6,240,824      $      7,528,215
Short-term investments at amortized cost                                                        1,645,084               747,585
Cash and cash equivalents                                                                         846,944               202,075
                                                                                         ----------------      ----------------

TOTAL ASSETS                                                                             $      8,732,852      $      8,477,875
                                                                                         ================      ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                $      2,071,111      $              -
Accounts payable and accrued expenses                                                              67,066                60,421
Due to Management Company                                                                          40,000               139,300
Due to Independent General Partners                                                                10,500                10,500
                                                                                         ----------------      ----------------
   Total liabilities                                                                            2,188,677               210,221
                                                                                         ----------------      ----------------

Partners' Capital:
Managing General Partner                                                                           19,484                26,751
Individual General Partners                                                                           758                 1,038
Limited Partners (10,248 Units)                                                                 1,928,095             2,647,272
Unallocated net unrealized appreciation of investments                                          4,595,838             5,592,593
                                                                                         ----------------      ----------------
   Total partners' capital                                                                      6,544,175             8,267,654
                                                                                         ----------------      ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $      8,732,852      $      8,477,875
                                                                                         ================      ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 2000

                                                                           Initial
                                                                          Investment
Investment                                                                  Date                  Cost               Fair Value

Data Critical Corp.*(A)(B)

Wireless data transmission

553,125 shares of Common Stock                                         April 1993           $    1,010,000       $    5,989,307
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)

Gourmet snacks and food products

705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
------------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)(D)

Urological disease management

53,474 shares of Common Stock                                          May 1991                    105,086              251,517
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                 $    1,644,986       $    6,240,824
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (C)

                                                                                                  Realized

                                                                                Cost            Gain (Loss)      Return

Totals from Liquidated Portfolio Investments (D)                          $    8,328,068        $  2,827,692     $   11,155,760
                                                                          ==============        ============     ==============

                                                                                                Combined            Combined
                                                                                            Unrealized and       Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active & Liquidated Portfolio Investments                   $     9,973,054    $    7,423,530        $    17,396,584
                                                                        ================   ==============        ===============

(A)  Public company

(B) Originally qualified as an "Oklahoma business venture" under Oklahoma law.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 2000.

(D) In January 2000, the Partnership liquidated its remaining 130,000 common shares of ZymeTx, Inc. for $325,004, resulting in a realized gain of $324,484. During the quarter, the Partnership sold 225,700 common shares of UroCor, Inc. for $1,343,840, resulting in a realized gain of $1,053,724. Additionally, in March 2000, the Partnership received $18,019, representing the final escrow release in connection with the 1995 sale of Base Manufacturing Inc. The payment was comprised of a $16,164 realized gain and $1,855 of interest.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                                 2000                1999
                                                                                             --------------    ---------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $       22,761    $          9,530
   Interest and other income from portfolio investments                                                   -             (28,778)
   Other income                                                                                       1,200                   -
                                                                                             --------------    ----------------
   Total investment income                                                                           23,961             (19,248)
                                                                                             --------------    ----------------

   Expenses:
   Management fee                                                                                    40,000              40,000
   Professional fees                                                                                 18,137              22,626
   Independent General Partners' fees                                                                10,500              11,500
   Mailing and printing                                                                               4,909               4,646
   Custodial fees                                                                                       400                 507
   Miscellaneous                                                                                          -                 969
                                                                                             --------------    ----------------
   Total investment expenses                                                                         73,946              80,248
                                                                                             --------------    ----------------

NET INVESTMENT LOSS                                                                                 (49,985)            (99,496)

Net realized gain (loss) from portfolio investments                                               1,394,372            (224,842)
                                                                                             --------------    ----------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                                          1,344,387            (324,338)

Change in net unrealized appreciation of portfolio investments                                     (996,755)         (1,101,975)
                                                                                             --------------    ----------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING

   FROM OPERATIONS                                                                           $      347,632    $     (1,426,313)
                                                                                             ==============    ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                                   2000               1999
                                                                                               -------------      ------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                            $     (49,985)     $    (99,496)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables                                                                                 (92,655)          (84,798)
Increase in accrued interest on short-term investments                                                (3,709)           (1,913)
Decrease in accrued interest receivable                                                                    -            28,778
                                                                                               -------------      ------------
Cash used for operating activities                                                                  (146,349)         (157,429)
                                                                                               -------------      ------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                              (893,790)         (495,832)
Proceeds from the sale of portfolio investments                                                    1,685,008             3,898
                                                                                               -------------      ------------
Cash provided from (used for) investing activities                                                   791,218          (491,934)
                                                                                               -------------      ------------

Increase (decrease) in cash and cash equivalents                                                     644,869          (649,363)
Cash and cash equivalents at beginning of period                                                     202,075           731,956
                                                                                               -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     846,944      $     82,593
                                                                                               =============      ============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2000

                                                                                             Unallocated

                                         Managing        Individual                        Net Unrealized
                                          General          General         Limited          Appreciation

                                          Partner         Partners        Partners         of Investments           Total

Balance as of beginning of period      $    26,751      $    1,038     $    2,647,272     $     5,592,593      $     8,267,654

Cash distribution - accrued                (20,711)           (800)        (2,049,600)                  -           (2,071,111)

Net investment loss                           (500)            (19)           (49,466)                  -              (49,985)

Net realized gain from
   investments                              13,944             539          1,379,889                   -            1,394,372

Change in unrealized

   appreciation of investments                   -               -                  -            (996,755)            (996,755)
                                       -----------      ----------     --------------     ---------------      ---------------

Balance as of end of period            $    19,484      $      758     $    1,928,095(A)  $     4,595,838      $     6,544,175
                                       ===========      ==========     ==============     ===============      ===============

(A) The net asset value per unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $632. Cumulative cash distributions paid or accrued to limited partners totaled $840 per Unit as of March 31, 2000.

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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new or developing companies, primarily Oklahoma companies, and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership is scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practical with the goal of maximizing returns to Partners.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $4.6 million as of March 31, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to March 31, 2000, other timing differences totaling $1.4 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

4.       Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. From inception of the Partnership through December 31, 1998, the Management Company had received a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid, capital distributed and realized losses, with a minimum annual fee of $200,000. Effective January 1, 1999, the Management Company agreed to reduce the minimum management fee from $200,000 to $160,000 per annum.

As compensation for services rendered to the Partnership, each of the three Independent General Partners had received $16,000 annually in quarterly installments through December 31, 1998. Effective January 1, 1999, the Individual General Partners agreed to reduce the annual fee paid to each Independent General Partner from $16,000 to $12,000. In addition, the Individual General Partners receive $1,000 for each meeting of the

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

6.       Classification of Portfolio Investments

The Partnership's portfolio investments, all of which are located in the state of Oklahoma, except Data Critical Corp., which is located in the state of Washington, were categorized as follows as of March 31, 2000.

Type of Investments                                      Cost          Fair Value       Net Assets*
-------------------                                -------------       ------------     -----------
Common Stock                                       $   1,644,986       $  6,240,824        95.36%
                                                   =============       ============     =========

Industry

Healthcare/Biotechnology                           $     105,086       $    251,517         3.84%
Data Communications                                    1,010,000          5,989,307        91.52%
Food Manufacturing and Distribution                      529,900                  0         0.00%
                                                   -------------       ------------     ---------
                                                   $   1,644,986       $  6,240,824        95.36%
                                                   =============       ============     =========

*Represents fair value as a percentage of net assets.

7.       Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 2000, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

8.       Subsequent Event - Cash distribution

On April 25, 2000, the Partnership made a cash distribution to partners totaling $2,071,111. Limited partners of record on March 31, 2000 received $2,049,600, or $200 per Unit, the Individual General Partners received $800 and the Managing General Partner received $20,711.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           ---------------------------------------------------------------

Liquidity and Capital Resources

As of March 31, 2000, the Partnership had a cash balance totaling $2,492,028, including $1,645,084 in short-term investments with maturities of less than one year and $846,944 in an interest-bearing cash account. Interest earned from such investments totaled $22,761 for the three months ended March 31, 2000. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership is scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practicable with the goal of maximizing returns to partners.

The Partnership will not make investments in new portfolio companies and does not expect to make additional follow-on investments in any of the remaining portfolio companies. Generally, the Partnership will distribute to partners all proceeds received from the sale of its portfolio investments, after an adequate reserve for future operating expenses, as soon as practicable after receipt of such proceeds. Funds needed to cover the future operating expenses and follow-on investments, if any, will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of the remaining portfolio investments.

On April 25, 2000, the Partnership made a cash distribution to partners totaling $2,071,111. Limited partners of record on March 31, 2000 received $2,049,600, or $200 per Unit, the Individual General Partners received $800 and the Managing General Partner received $20,711.

Results of Operations

For the three months ended March 31, 2000 and 1999, the Partnership had a net realized gain from operations of $1,344,387 and a net realized loss from operations of $324,338, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and other investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 2000, the Partnership had a net realized gain from portfolio investments of $1,394,372. During the quarter, the Partnership sold 225,700 common shares of UroCor, Inc. for $1,343,840, resulting in a realized gain of $1,053,724. The Partnership also sold its remaining 130,000 common shares of ZymeTx, Inc. for $325,004, resulting in a realized gain of $324,484. Additionally, in March 2000, the Partnership received $18,019, representing the final escrow release in connection with the 1995 sale of Base Manufacturing Inc. The payment was comprised of a $16,164 realized gain and $1,855 of interest.

For the three months ended March 31, 1999, the Partnership had a net realized loss from portfolio investments of $224,842, consisting of a $228,740 realized loss from the write-off of the remaining cost of a bridge loan due from Silverado Foods, Inc., partially offset by a $3,898 realized gain resulting from an escrow release payment received in March 1999 in connection with the Partnership's investment in Bace Manufacturing.

Investment Income and Expenses - For the three months ended March 31, 2000 and 1999, the Partnership had a net investment loss of $49,985 and $99,496, respectively. The favorable change in net investment loss for the 2000 period compared to the 1999 period, resulted from a $43,209 increase in investment income and a $6,302 decrease in operating expenses. The increase in investment income primarily resulted from a $28,778 write-off during 1999 of accrued interest on a bridge loan due from Silverado Foods, Inc., which was written-off in March 1999 as discussed above. Additionally, interest from short-term investments increased $13,231 for the 2000 period due to an increase in funds available for investment in short-term securities during the 2000 period compared to the same period in 1999. Funds invested in short-term securities were relatively higher during the 2000 period as a result of cash proceeds received from security sales completed during the fourth quarter of 1999 and for the first quarter of 2000. Such proceeds were invested in short-term securities pending distribution to partners.

The $6,302 decrease in operating expenses for the three months ended March 31, 2000 compared to the same period in 1999 primarily resulted from a reduction in professional fees, including legal costs related to the liquidation of the Partnership's investment in Americo Publishing, Inc. and a decrease in general legal fees.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. From inception of the Partnership through December 31, 1998, the Management Company had received a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid, capital distributed and realized losses, with a minimum annual fee of $200,000. Effective January 1, 1999, the Management Company agreed to reduce the minimum management fee from $200,000 to $160,000 per annum. The management fee was $40,000 for each of the three-month periods ended March 31, 2000 and 1999. To the extent possible the management fee and other operating expenses incurred by the Partnership are paid with existing cash reserves and funds provided from operations, which includes proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 2000, the Partnership had a $140,773 net decrease to unrealized appreciation, resulting from the net downward revaluation of its remaining portfolio investments as of March 31, 2000. Additionally, $855,982 of unrealized gain was transferred to realized gain resulting from the sale of UroCor and ZymeTx shares during the quarter, as discussed above. As a result, net unrealized appreciation of investments decreased by $996,755 for the three months ended March 31, 2000.

For the three months ended March 31, 1999, the Partnership had a $1,101,975 net decrease to unrealized appreciation resulting from the net downward revaluation of its investments in UroCor and ZymeTx, reflecting the reduced public market prices of such securities as of March 31, 1999.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the quarter ended March 31, 2000, the Partnership had a $347,632 increase in net assets resulting from operations, comprised of the $1,344,387 net realized gain from operations, offset by the $996,755 decrease in net unrealized appreciation. As of March 31, 2000, the Partnership's net assets were $6,544,175, reflecting a decrease of $1,723,479 from net assets of $8,267,654 as of December 31, 1999. This decrease reflects the $2,071,111 accrued cash distribution, paid to partners in April 2000, exceeding the $347,632 increase in net assets resulting from operations for the quarter ended March 31, 2000.

As of March 31, 1999, the Partnership's net assets were $5,487,075, reflecting a decrease of $1,426,313 from $6,913,388 as of December 31, 1998. This decrease is comprised of the $1,101,975 decrease in net unrealized appreciation and the $324,338 net realized loss from operations for the quarter ended March 31, 1999.

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 2000 and December 31, 1999 was $632 and $798, respectively. Cumulative cash distributions to limited partners, paid or accrued, totaled $840 and $640 per Unit as of March 31, 2000 and December 31, 1999, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

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

The Partnership's portfolio investments had an aggregate fair value of $6,240,824 as of March 31, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $624,082.

As of March 31, 2000, the Partnership held two discounted commercial paper instruments with a remaining maturity of 20 days or less. These short-term investments were carried at an aggregate amortized cost of $1,645,084 as of March 31, 2000. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of March 31, 2000, would result in a reduction to the fair value of such investments and a corresponding unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2000 is also considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.
              ---------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.       Other Information.
              -----------------

None.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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


By:           /s/     Michael Giobbe

              Michael Giobbe
              Vice President

By:           /s/     James V. Bruno

              James V. Bruno
              Vice President and Treasurer

              (Principal Financial and Accounting Officer)



Date:         May 15, 2000