Form 10-Q
period 2000-06-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 2000-08-15
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of June 30, 2000 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2000
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                          June 30, 2000          December 31,
                                                                                            (Unaudited)               1999
                                                                                        -----------------     -----------------
ASSETS

Portfolio investments, at fair value (cost of $1,484,986 as of
   June 30, 2000 and $1,935,622 as of December 31, 1999)                                 $      6,785,692      $      7,528,215
Short-term investments at amortized cost                                                                -               747,585
Cash and cash equivalents                                                                       1,128,412               202,075
Accrued interest receivable                                                                         3,234                     -
                                                                                         ----------------      ----------------

TOTAL ASSETS                                                                             $      7,917,338      $      8,477,875
                                                                                         ================      ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                    $         55,776      $         60,421
Due to Management Company                                                                          70,025               139,300
Due to Independent General Partners                                                                10,500                10,500
                                                                                         ----------------      ----------------
   Total liabilities                                                                              136,301               210,221
                                                                                         ----------------      ----------------

Partners' Capital:
Managing General Partner                                                                           24,804                26,751
Individual General Partners                                                                           963                 1,038
Limited Partners (10,248 Units)                                                                 2,454,564             2,647,272
Unallocated net unrealized appreciation of investments                                          5,300,706             5,592,593
                                                                                         ----------------      ----------------
   Total partners' capital                                                                      7,781,037             8,267,654
                                                                                         ----------------      ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $      7,917,338      $      8,477,875
                                                                                         ================      ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 2000

                                                                           Initial
                                                                          Investment
Investment                                                                  Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Data Critical Corp.*(A)(B)(C)
Wireless data transmission
503,125 shares of Common Stock                                         April 1993           $      850,000       $    6,540,625
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
-----------------------------------------------------------------------------------------------------------------------------
UroCor, Inc. (A)(B)
Urological disease management
53,474 shares of Common Stock                                          May 1991                    105,086              245,067
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                 $    1,484,986       $    6,785,692
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (D)

                                                                                                  Realized
                                                                                Cost            Gain (Loss)          Return

Totals from Liquidated Portfolio Investments                             $     8,488,068       $   3,418,292   $     11,906,360
                                                                         ===============       =============   ================

                                                                                                Combined            Combined
                                                                                            Unrealized and         Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active & Liquidated Portfolio Investments                   $     9,973,054       $    8,718,998      $   18,692,052
                                                                        ===============       ==============      ===============

(A)  Public company

(B) Originally qualified as an "Oklahoma business venture" under Oklahoma law.

(C) In June 2000, the Partnership sold 50,000 common shares of Data Critical Corp. for $750,600, resulting in a realized gain of $590,600.

(D)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 2000.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30,

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                       June 30,
                                                                     2000            1999           2000             1999
                                                                --------------   ------------  --------------  -------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $       14,742   $      7,430  $       37,503  $         16,960
   Other income                                                              -              -           1,200                 -
   Reversal of accrued interest income from portfolio
     investments                                                             -              -               -           (28,778)
                                                                --------------   ------------  --------------  -----------------
   Total investment income                                              14,742          7,430          38,703           (11,818)
                                                                --------------   ------------  --------------  ----------------

   Expenses:
   Management fee                                                       40,000         40,000          80,000            80,000
   Professional fees                                                    15,205         11,514          33,342            34,140
   Independent General Partners' fees                                   10,500         12,000          21,000            23,500
   Mailing and printing                                                  7,243          3,071          12,152             7,717
   Custodial fees                                                          400            500             800             1,007
   Miscellaneous                                                             -            456               -             1,425
                                                                --------------   ------------  --------------  ----------------
   Total investment expenses                                            73,348         67,541         147,294           147,789
                                                                --------------   ------------  --------------  ----------------

NET INVESTMENT LOSS                                                    (58,606)       (60,111)       (108,591)         (159,607)

Net realized gain from portfolio investments                           590,600        417,041       1,984,972           192,199
                                                                --------------   ------------  --------------  ----------------

NET REALIZED GAIN FROM OPERATIONS                                      531,994        356,930       1,876,381            32,592

Change in net unrealized appreciation of portfolio
   investments                                                         704,868       (394,134)       (291,887)       (1,496,109)
                                                                --------------   ------------  --------------        ----------

NET INCREASE (DECREASE) IN NET

   ASSETS RESULTING FROM OPERATIONS                             $    1,236,862   $    (37,204) $    1,584,494  $     (1,463,517)
                                                                ==============   ============  ==============  ================


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                  2000                1999
                                                                                             --------------     ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                          $     (108,591)    $      (159,607)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Decrease in payables, net                                                                           (73,920)            (99,988)
Decrease (increase) in accrued interest on short-term investments                                     8,260              (1,220)
(Increase) decrease in accrued interest receivable                                                   (3,234)             28,778
                                                                                             --------------     ---------------
Cash used for operating activities                                                                 (177,485)           (232,037)
                                                                                             --------------     ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                   2,435,608             803,863
Net return of cost (purchase) of short-term investments                                             739,325            (297,641)
                                                                                             --------------     ----------------
Cash provided from investing activities                                                           3,174,933             506,222
                                                                                             --------------     ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to partners                                                              (2,071,111)                  -
                                                                                             --------------     ---------------
Cash used for financing activities                                                               (2,071,111)                  -
                                                                                             --------------     ---------------

Increase in cash and cash equivalents                                                               926,337             274,185
Cash and cash equivalents at beginning of period                                                    202,075             731,956
                                                                                             --------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    1,128,412     $     1,006,141
                                                                                             ==============     ===============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2000

                                                                                               Unallocated
                                               Managing      Individual                     Net Unrealized
                                                General        General         Limited        Appreciation
                                                Partner       Partners        Partners       of Investments           Total
                                             -----------    -----------    --------------    ---------------   ---------------
Balance at beginning of period               $    26,751      $  1,038     $    2,647,272     $    5,592,593   $     8,267,654

Cash distribution paid - April 25, 2000          (20,711)         (800)        (2,049,600)                 -        (2,071,111)

Net investment loss                               (1,086)          (42)          (107,463)                 -          (108,591)
Net realized gain from investments                19,850           767          1,964,355                  -         1,984,972
Change in unrealized

   appreciation of investments                         -             -                  -           (291,887)         (291,887)
                                             -----------      --------     --------------     --------------   ---------------

Balance at end of period                     $    24,804      $    963     $    2,454,564(A)  $    5,300,706   $     7,781,037
                                             ===========      ========     ==============     ==============   ===============


(A) The net asset value per $1,000 unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $751 as of June 30, 2000. Additionally, cumulative cash distributions paid to limited partners as of June 30, 2000 totaled $840 per Unit.

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

2.       Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The Managing General Partner determines the fair value of the Partnership's portfolio investments by applying consistent guidelines. Publicly held portfolio securities are valued at the closing public market price on the valuation date, less an appropriate discount for sales restrictions, the size of the Partnership's holdings and the public market trading volume. Privately held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect
1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $5.3 million as of June 30, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to June 30, 2000, other timing differences totaling $1.4 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

6.       Classification of Portfolio Investments

The Partnership's portfolio investments, all of which are located in the state of Oklahoma, except Data Critical Corp., which is located in the state of Washington, were categorized as follows as of June 30, 2000.

Type of Investments                                     Cost            Fair Value      Net Assets*
-------------------                                -------------      -------------     -----------
Common Stock                                       $   1,484,986      $   6,785,692        87.21%
                                                   =============      =============     =========

Industry

Healthcare/Biotechnology                           $     105,086      $     245,067         3.15%
Data Communications                                      850,000          6,540,625        84.06%
Food Manufacturing and Distribution                      529,900                  0         0.00%
                                                   -------------      -------------     ---------
                                                   $   1,484,986      $   6,785,692        87.21%
                                                   =============      =============     =========

*Represents fair value as a percentage of net assets.

7.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions to partners from the inception of the Partnership through June 30, 2000 are listed below:

                                                       Managing         Independent
                                                        General           General           Limited         Per $1,000
Distribution Date                                       Partner          Partners          Partners            Unit
-----------------                                    ------------      -------------   ----------------    --------
Inception to December 31, 1999                       $     66,274       $     2,560    $    6,558,720      $    640
April 25, 2000                                             20,711               800         2,049,600           200
                                                     ------------       -----------    --------------      --------
Cumulative as of June 30, 2000                       $     86,985       $     3,360    $    8,608,320      $    840
                                                     ============       ===========    ================    ========

8.       Subsequent Events

In July 2000, the Partnership sold 15,000 common shares of UroCor, Inc. for $86,247, resulting in a realized gain of $4,500.

In August 2000, the General Partners approved a cash distribution to partners totaling $776,667 to be paid in October 2000. Limited partners of record on September 30, 2000 will receive $768,600, or $75 per Unit, the Individual General Partners will receive $300 and the Managing General Partner will receive $7,767.

9.       Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of June 30, 2000, and for the six-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership invests its idle cash balances in short-term securities with maturities of less than one year and in an interest-bearing cash account. As of June 30, 2000, the Partnership held $1,128,412 in its interest-bearing cash account. Interest earned from such idle cash balances totaled $14,742 and $37,503 for the three and six months ended June 30, 2000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses and follow-on investments, if any, will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

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

As discussed below, during the six months ended June 30, 2000, the Partnership sold certain portfolio investments for net proceeds totaling $2,435,608. Additionally, subsequent to the end of the quarter, in July 2000, the Partnership sold an additional 15,000 common shares of UroCor, Inc. for $86,247.

On April 25, 2000, the Partnership made a cash distribution to partners totaling $2,071,111. Limited partners of record on March 31, 2000 received $2,049,600, or $200 per Unit, the Individual General Partners received $800 and the Managing General Partner received $20,711. The General Partners have approved an additional cash distribution to partners totaling $776,667 to be paid in October 2000. Limited partners of record on September 30, 2000 will receive $768,600, or $75 per Unit, the Individual General Partners will receive $300 and the Managing General Partner will receive $7,767.

Results of Operations

For the three and six months ended June 30, 2000, the Partnership had a net realized gain from operations of $531,994 and $1,876,381, respectively. For the three and six months ended June 30, 1999, the Partnership had a net realized gain from operations of $356,930 and $32,592, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 2000, the Partnership had a net realized gain from portfolio investments of $590,600 and $1,984,972, respectively. The realized gain for the three months ended June 30, 2000, resulted from the sale of 50,000 common shares of Data Critical Corp. in the public market for net proceeds totaling $750,600. During the three months ended March 31, 2000, the Partnership sold 225,700 common shares of UroCor, Inc. for $1,343,840, resulting in a realized gain of $1,053,724. The Partnership also sold its remaining 130,000 common shares of ZymeTx, Inc. for $325,004, resulting in a realized gain of $324,484. Additionally, in March 2000, the Partnership received $18,019, representing the final escrow release in connection with the 1995 sale of Bace Manufacturing, Inc. The payment was comprised of a $16,164 realized gain and $1,855 of interest.

For the three and six months ended June 30, 1999, the Partnership had a net realized gain from portfolio investments of $417,041 and $192,199, respectively. The realized gain for the three months ended June 30, 1999, resulted from the sale of 150,000 common shares of UroCor in the public market for net proceeds totaling $799,965. During the three months ended March 31, 1999, the Partnership had a net realized loss from portfolio investments of $224,842, consisting of a $228,740 realized loss from the write-off of the remaining cost of the bridge loan due from Silverado Foods, Inc., partially offset by a $3,898 realized gain resulting from a payment received in connection with the February 1995 sale of Bace Manufacturing.

Investment Income and Expenses - For the three months ended June 30, 2000 and 1999, the Partnership had a net investment loss of $58,606 and $60,111, respectively. The $1,505 favorable change in net investment loss for the 2000 period compared to the 1999 period resulted from a $7,312 increase in investment income partially offset by a $5,807 increase in operating expenses. The increase in investment income was the result of an increase in interest from short-term investments, due to an increase in funds available for such investments during the 2000 period compared to the same period in 1999. The increase in operating expenses primarily reflects increases in professional fees and mailing and printing costs, partially offset by lower meeting fees paid to the Independent General Partners for the three months ended June 30, 2000 compared to the same period in 1999. The increase in professional fees primarily is attributable to additional outside accounting fees relating to quarterly reviews. The increase in mailing and printing expenses reflects the cost of additional limited partner notifications and certain accrual adjustments made during the 2000 period.

For the six months ended June 30, 2000 and 1999, the Partnership had a net investment loss of $108,591 and $159,607, respectively. The $51,016 favorable change in net investment loss for the 2000 period compared to the 1999 period resulted from a $50,521 increase in investment income and a $495 decrease in operating expenses. The increase in investment income included a $28,778 increase in interest and other income from portfolio investments, resulting from the reversal during 1999 of accrued interest income relating to a bridge loan due from Silverado Foods, Inc., which was written off in 1999. The increase in investment income also included an increase in interest from short-term investments, due to an increase in funds available for such investments during the 2000 period compared to the same period in 1999. The slight decrease in operating expenses resulted from an increase in mailing and printing costs, which was mostly offset with small decreases in the Partnership's other operating expenses for the 2000 period compared to the 1999 period. The increase in mailing and printing expenses reflects the cost of additional limited partner notifications and certain accrual adjustments made during the 2000 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $160,000, which was reduced from $200,000 effective January 1, 1999. Such fee is determined and paid quarterly in arrears. As a result, the management fee was $40,000 for the three months ended June 30, 2000 and 1999. The management fee was $80,000 for the six months ended June 30, 2000 and 1999. The management fee and other expenses incurred by the Partnership are paid with existing cash reserves and funds provided from operations, which includes proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the six months ended June 30, 2000, the Partnership had a $945,501 net unrealized gain, primarily resulting from an increase in the valuation of its investment in Data Critical Corp., reflecting the increased public market price of the company's common stock as of June 30, 2000. Offsetting this increase was the transfer of $1,237,388 of unrealized gain to realized gain, relating to portfolio investments sold during the period, as discussed above. As a result, the Partnership has a $291,887 unfavorable change to net unrealized appreciation of investments for the six-month period ended June 30, 2000.

For the six months ended June 30, 1999, the Partnership had a $1,147,783 net unrealized loss resulting from the net downward revaluation of its investment in UroCor and ZymeTx. Unrealized appreciation was further reduced for the period due to the transfer of $348,326 from unrealized gain to realized gain resulting from the sale of 150,000 common shares of UroCor, as discussed above. As a result, net unrealized appreciation of investments declined by $1,496,109 for the six-month period ended June 30, 1999.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 2000, the Partnership's net assets were $7,781,037, reflecting a decrease of $486,617 from net assets of $8,267,654 as of December 31, 1999. This decrease reflects the $2,071,111 of cash distributions paid during the six months ended June 30, 2000 exceeding the $1,584,494 increase in net assets from operations for the period. The net increase in net assets for the period was comprised of the $1,876,381 net realized gain from operations partially offset by the $291,887 unfavorable change in net unrealized appreciation of investments for the six months ended June 30, 2000.

As of June 30, 1999, the Partnership's net assets were $5,449,871, reflecting a decrease of $1,463,517 from net assets of $6,913,388 as of December 31, 1998. This decrease was comprised of the $32,592 net realized gain from operations offset by the $1,496,109 unfavorable change in net unrealized appreciation of investments for the six months ended June 30, 1999.

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 2000 and December 31, 1999 was $751 and $798, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

The Partnership is subject to market risk arising from changes in the value of its portfolio investments, short-term investments, if any, and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $6,785,692 as of June 30, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $678,569.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 2000 is also considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.
              -----------------------------------------

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

              (Principal Executive Officer)


By:           /s/     James V. Bruno

              James V. Bruno
              Vice President and Treasurer

              (Principal Financial and Accounting Officer)


By:           /s/     Diane T. Herte

              Diane T. Herte
              Vice President

Date:         August 14, 2000