Form 10-Q
period 2000-09-30
ML OKLAHOMA VENTURE PARTNERS LIMITED PARTNERSHIP
filed 2000-11-14
CIK 837227

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

Or

[  ]     Transition Report Pursuant To Section 13 Or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                   to
                             Commission file number 0-17198


                ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
------------------------------------------------------------------------------
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

Not applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of September 30, 2000 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2000 (Unaudited)

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

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
BALANCE SHEETS


                                                                                           September 30,
                                                                                               2000              December 31,
                                                                                            (Unaudited)               1999
ASSETS

Portfolio investments, at fair value (cost of $1,379,900 as of
   September 30, 2000 and $1,935,622 as of December 31, 1999)                            $      3,710,547      $      7,528,215
Short-term investments at amortized cost                                                                -               747,585
Cash and cash equivalents                                                                       1,450,023               202,075
Accrued interest receivable                                                                         5,964                     -
                                                                                         ----------------      ----------------

TOTAL ASSETS                                                                             $      5,166,534      $      8,477,875
                                                                                         ================      ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                $        776,667      $              -
Accounts payable and accrued expenses                                                              90,085                60,421
Due to Management Company                                                                         110,025               139,300
Due to Independent General Partners                                                                10,500                10,500
                                                                                         ----------------      ----------------
   Total liabilities                                                                              987,277               210,221
                                                                                         ----------------      ----------------

Partners' Capital:
Managing General Partner                                                                           18,486                26,751
Individual General Partners                                                                           719                 1,038
Limited Partners (10,248 Units)                                                                 1,829,405             2,647,272
Unallocated net unrealized appreciation of investments                                          2,330,647             5,592,593
                                                                                         ----------------      ----------------
   Total partners' capital                                                                      4,179,257             8,267,654
                                                                                         ----------------      ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                  $      5,166,534      $      8,477,875
                                                                                         ================      ================



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 2000

                                                                           Initial
                                                                          Investment
Investment                                                                  Date                  Cost               Fair Value
Data Critical Corp.*(A)(B)
Wireless data transmission
503,125 shares of Common Stock                                         April 1993           $      850,000       $    3,710,547
-------------------------------------------------------------------------------------------------------------------------------
Silverado Foods, Inc.(A)(B)
Gourmet snacks and food products
705,681 shares of Common Stock                                         June 1992                   529,900                    0
Warrant to purchase 35,000 shares of Common Stock
   at $.625 per share, expiring 12/19/02                                                                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                 $    1,379,900       $    3,710,547
                                                                                            ==============       ==============

Supplemental Information - Liquidated Portfolio Investments: (C)

                                                                                Cost           Realized Gain     Return

Totals from Liquidated Portfolio Investments (D)                           $   8,593,154       $   3,636,107   $     12,229,261
                                                                           =============       =============   ================

                                                                                                Combined            Combined
                                                                                            Unrealized and       Fair Value
                                                                               Cost           Realized Gain        and Return

Totals from Active & Liquidated Portfolio Investments                      $  9,973,054       $   5,966,754     $    15,939,808
                                                                           ============       =============     ===============


(A)  Public company

(B) Originally qualified as an "Oklahoma business venture" under Oklahoma law.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 2000.

(D) During the quarter ended September 30, 2000, the Partnership sold its remaining 53,474 common shares of UroCor, Inc. for $322,901, realizing a gain of $217,815.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.




See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                       2000           1999            2000            1999
                                                                 -------------   --------------  --------------   -------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                       $       21,152    $     18,092   $       58,655   $        35,052
   Other income                                                            -               -            1,200                 -
   Reversal of accrued interest income from
     portfolio investments                                                 -               -                -           (28,778)
                                                              --------------    ------------   --------------   ---------------
   Total investment income                                            21,152          18,092           59,855             6,274
                                                              --------------    ------------   --------------   ---------------

   Expenses:
   Management fee                                                     40,000          40,000          120,000           120,000
   Professional fees                                                  38,610          14,526           71,952            46,550
   Independent General Partners' fees                                 10,500          10,500           31,500            34,000
   Mailing and printing                                                4,413           3,423           16,565            11,140
   Custodial fees                                                        315             417            1,115             1,424
   Miscellaneous                                                         183               -              183             3,541
                                                              --------------    ------------   --------------   ---------------
   Total investment expenses                                          94,021          68,866          241,315           216,655
                                                              --------------    ------------   --------------   ---------------

NET INVESTMENT LOSS                                                  (72,869)        (50,774)        (181,460)         (210,381)

Net realized gain from portfolio investments                         217,815         401,407        2,202,787           593,606
                                                              --------------    ------------   --------------   ---------------

NET REALIZED GAIN FROM OPERATIONS                                    144,946         350,633        2,021,327           383,225

Change in unrealized appreciation of
     portfolio investments                                        (2,970,059)       (604,741)      (3,261,946)       (2,100,850)
                                                              --------------    ------------   --------------   ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                  $   (2,825,113)   $   (254,108)  $   (1,240,619)  $    (1,717,625)
                                                              ==============    ============   ==============   ===============



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                 2000                 1999
                                                                                            ---------------       -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $      (181,460)      $    (210,381)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Increase (decrease) in payables, net                                                                    389             (57,351)
Decrease (increase) in accrued interest on short-term investments                                     2,296              (5,201)
Decrease in accrued interest receivable from portfolio investments                                        -              28,778
                                                                                            ---------------       -------------
Cash used for operating activities                                                                 (178,775)           (244,155)
                                                                                            ---------------       -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                   2,758,509           1,283,368
Net return of cost (purchase) of short-term investments                                             739,325            (994,204)
                                                                                            ---------------       -------------
Cash provided from investing activities                                                           3,497,834             289,164
                                                                                            ---------------       -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to partners                                                              (2,071,111)                  -
                                                                                            ---------------       -------------
Cash used for financing activities                                                               (2,071,111)                  -
                                                                                            ---------------       -------------

Increase in cash and cash equivalents                                                             1,247,948              45,009
Cash and cash equivalents at beginning of period                                                    202,075             731,956
                                                                                            ---------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     1,450,023       $     776,965
                                                                                            ===============       =============


See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2000



                                                                                               Unallocated
                                               Managing      Individual                     Net Unrealized
                                                General        General         Limited        Appreciation
                                                Partner       Partners        Partners       of Investments    Total

Balance at beginning of period               $    26,751      $  1,038     $    2,647,272     $    5,592,593   $     8,267,654

Cash distributions, paid or accrued              (28,478)       (1,100)        (2,818,200)                 -        (2,847,778)

Net investment loss                               (1,815)          (70)          (179,575)                 -          (181,460)

Net realized gain from investments                22,028           851          2,179,908                  -         2,202,787

Change in unrealized
   appreciation of investments                         -             -                  -         (3,261,946)       (3,261,946)
                                             -----------      --------     --------------     --------------   ---------------

Balance at end of period                     $    18,486      $    719     $    1,829,405(A)  $    2,330,647   $     4,179,257
                                             ===========      ========     ==============     ==============   ===============


(A) The net asset value per $1,000 unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $404 as of September 30, 2000. Additionally, cumulative cash distributions paid or accrued to limited partners as of September 30, 2000 totaled $915 per Unit.



See notes to financial statements.

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       Organization and Purpose
ML Oklahoma Venture Partners, Limited Partnership (the "Partnership") was formed on July 15, 1988 under the Revised Uniform Limited Partnership Act of the State of Oklahoma. The Partnership's operations commenced on August 14, 1989. MLOK Co., Limited Partnership, the managing general partner of the Partnership (the "Managing General Partner"), and four individuals (the "Individual General Partners") are the general partners of the Partnership. The general partner of MLOK Co., Limited Partnership is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc.

The Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practical with the goal of maximizing returns to Partners. In November 2000, the Individual General Partners agreed to extend the term of the Partnership for the final two-year extension available under the partnership agreement in the event the Partnership has not completed the winding up of its operations prior to the end of December 2000.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of approximately $2.3 million as of September 30, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to September 30, 2000, other timing differences totaling $1.4 million, including the original sales commissions paid and other costs of selling the Units have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

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

6.       Classification of Portfolio Investments
As of September 30, 2000, the Partnership's portfolio investments, all of which were investments in common stock, were categorized by industry as follows. Silverado Foods, Inc. is located in the state of Oklahoma and Data Critical Corp. is located in the state of Washington.

Industry
Data Communications                                $     850,000      $   3,710,547       88.78%
Food Manufacturing and Distribution                      529,900                  0        0.00%
                                                   -------------      -------------     --------
                                                   $   1,379,900      $   3,710,547       88.78%
                                                   =============      =============     ========

*Represents fair value as a percentage of net assets.

7.       Cash Distributions
Cash distributions paid or accrued during the periods presented and cumulative cash distributions to partners from the inception of the Partnership through September 30, 2000 are listed below:

                                                       Managing         Independent
                                                        General           General           Limited         Per $1,000
Distribution Date                                       Partner          Partners          Partners            Unit
-----------------                                    ------------      -------------   ----------------    ------------
Inception to December 31, 1999                       $     66,274       $     2,560    $    6,558,720      $    640
April 25, 2000                                             20,711               800         2,049,600           200
October 3, 2000 (accrued as of September
    30, 2000)                                               7,767               300           768,600            75
                                                     ------------       -----------    --------------      --------
Cumulative as of September 30, 2000                  $     94,752       $     3,660    $    9,376,920      $    915
                                                     ============       ===========    ================    ========


8.       Interim Financial Statements
In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 2000, and for the nine-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership holds its idle cash balances in an interest-bearing cash account or invests such balances in short-term securities with maturities of less than one year. As of September 30, 2000, the Partnership held $1,450,023 in its interest-bearing cash account. As discussed below, the Partnership made a cash distribution to partners totaling $776,667 in October 2000. Interest earned from the Partnership's idle cash balances totaled $21,152 and $58,655 for the three and nine months ended September 30, 2000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in idle cash balances held by the Partnership. Funds needed to cover future operating expenses will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

As discussed below, during the nine months ended September 30, 2000, the Partnership sold certain portfolio investments for net proceeds totaling $2,758,509. Such proceeds were invested in interest-bearing accounts or short-term securities until distributions were made to partners.

On April 25, 2000, the Partnership made a cash distribution to partners totaling $2,071,111. Limited partners of record on March 31, 2000 received $2,049,600, or $200 per Unit, the Individual General Partners received $800 and the Managing General Partner received $20,711. The Partnership made an additional cash distribution to partners totaling $776,667 in October 2000. Limited partners of record on September 30, 2000 received $768,600, or $75 per Unit, the Individual General Partners received $300 and the Managing General Partner received $7,767.

In November 2000, the Individual General Partners agreed to extend the term of the Partnership for the final two-year extension available under the partnership agreement. The Partnership is now scheduled to terminate no later than December 31, 2002. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practicable with the goal of maximizing returns to partners.

Results of Operations

For the three and nine months ended September 30, 2000, the Partnership had a net realized gain from operations of $144,946 and $2,021,327, respectively. For the three and nine months ended September 30, 1999, the Partnership had a net realized gain from operations of $350,633 and $383,225, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 2000, the Partnership had a net realized gain from portfolio investments of $217,815 and $2,202,787, respectively. During the three months ended September 30, 2000, the Partnership sold its remaining 53,474 common shares of UroCor, Inc. in the public market for $322,901, realizing a gain of $217,815. During the six-month period ended June 30, 2000, the Partnership sold the following publicly traded securities: 50,000 common shares of Data Critical Corp. for $750,600, resulting in a realized gain of $590,600; 225,700 common shares of UroCor, Inc. for $1,343,840, resulting in a realized gain of $1,053,724 and 130,000 common shares of ZymeTx, Inc. for $325,004, resulting in a realized gain of $324,484. Additionally, in March 2000, the Partnership realized a gain of $16,164, resulting from the final escrow payment made in connection with the February 1995 sale of Bace Manufacturing, Inc.

For the three and nine months ended September 30, 1999, the Partnership had a net realized gain from portfolio investments of $401,407 and $593,606, respectively. During the three months ended September 30, 1999, the Partnership sold 50,000 shares of UroCor, Inc. common stock for $211,238, realizing a gain of $133,738 and sold 149,579 shares of ZymeTx, Inc. common stock for $268,267, realizing a gain of $267,669. During the six-month period ended June 30, 1999, the Partnership sold an additional 150,000 common shares of UroCor, Inc. for $799,965, realizing a gain of $417,041. Also during the six-month period, the Partnership realized a gain of $3,898 resulting from an escrow payment received in connection with the 1995 sale of Bace Manufacturing, Inc. These gains were offset by a $228,740 realized loss from the write-off of the remaining cost of a bridge loan due from Silverado Foods, Inc.

Investment Income and Expenses - For the three months ended September 30, 2000 and 1999, the Partnership had a net investment loss of $72,869 and $50,774, respectively. The $22,095 unfavorable change in net investment loss for the 2000 period compared to the 1999 period resulted from a $25,155 increase in operating expenses partially offset by a $3,060 increase in investment income. The increase in investment income was the result of an increase in interest from short-term investments, due to an increase in funds available for such investments during the 2000 period compared to the same period in 1999. As discussed above, proceeds received from the sale of portfolio investments are invested in short-term securities until distributions are made to partners. The increase in operating expenses primarily was due to a $24,084 increase in professional fees for the 2000 period compared to the same period in 1999. The increase in professional fees primarily is attributable to increased legal fees relating to work in connection with obtaining approval for possible distribution of securities to partners of the Partnership. Professional fees also increased for additional outside accounting fees relating to quarterly reviews of the Partnership's financial reports, in accordance with new requirements of the Securities Exchange Commission.

For the nine months ended September 30, 2000 and 1999, the Partnership had a net investment loss of $181,460 and $210,381, respectively. The $28,921 favorable change in net investment loss for the 2000 period compared to the 1999 period resulted from a $53,581 increase in investment income partially offset by a $24,660 increase in operating expenses. The increase in investment income included a $28,778 increase in interest and other income from portfolio investments, resulting from the reversal during 1999 of accrued interest income relating to a bridge loan due from Silverado Foods, Inc., which was written off in 1999. The increase in investment income also included a $23,603 increase in interest from short-term investments, due to an increase in funds available for such investments during the 2000 period compared to the same period in 1999, as discussed above. The increase in operating expenses primarily was due to a $25,402 increase in professional fees for the 2000 period compared to the same period in 1999. As discussed above, the increase in professional fees primarily is attributable to increased legal fees relating to work in connection with obtaining approval for possible distribution of securities to partners of the Partnership. Professional fees also increased for additional outside accounting fees relating to quarterly reviews of the Partnership's financial reports. The increase in operating expenses also included an increase in mailing and printing costs, which reflects the cost of additional limited partner notifications and certain accrual adjustments made during the 2000 period. These increased expenses were partially offset by reduced fees paid to the Independent General Partners, reflecting fewer meeting fees paid during the nine months ended September 30, 2000 compared to the same period in 1999, and a reduction in miscellaneous expense, primarily resulting from a one-time insurance expense incurred during the 1999 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions and organizational and offering expenses paid by the Partnership, capital distributed and realized losses, with a minimum annual fee of $160,000, which was reduced from $200,000 effective January 1, 1999. Such fee is determined and paid quarterly in arrears. As a result, the management fee was $40,000 for the three months ended September 30, 2000 and 1999. The management fee was $120,000 for the nine months ended September 30, 2000 and 1999. The management fee and other expenses incurred by the Partnership are paid with existing cash reserves and funds provided from operations, which includes proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the nine months ended September 30, 2000, the Partnership had a $1,884,577 net unrealized loss, primarily resulting from the downward revaluation of its investment in Data Critical Corp., reflecting the reduced public market price of the company's common stock as of September 30, 2000. Unrealized appreciation was further reduced for the period due to the transfer of $1,377,369 from unrealized gain to realized gain, relating to the portfolio investments sold during the period, as discussed above. As a result, the Partnership has a $3,261,946 unfavorable change to net unrealized appreciation of investments for the nine-month period ended September 30, 2000.

For the nine months ended September 30, 1999, the Partnership reduced the fair value of its remaining portfolio investments by $1,345,996, resulting from the net downward revaluation of its investments in UroCor, Inc. and ZymeTx, Inc. Unrealized appreciation was further reduced for the period due to the transfer of $754,854 from unrealized gain to realized gain resulting from portfolio investments sold during the period, as discussed above. As a result, the Partnership had a $2,100,850 unfavorable change to net unrealized appreciation of investments for nine-month period ended September 30, 1999.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss and (2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 2000, the Partnership's net assets were $4,179,257 compared to $8,267,654 as of December 31, 1999. The $4,088,397 reduction in net assets reflects the $2,847,778 of cash distributions to partners paid or accrued during the nine months ended September 30, 2000 and the $1,240,619 net decrease in net assets from operations for the nine months ended September 30, 2000. The net decrease in net assets from operations for the period was comprised of the $2,021,327 net realized gain from operations, which was more than offset by the $3,261,946 unfavorable change in unrealized appreciation of investments for the nine-month period ended September 30, 2000.

As of September 30, 1999, the Partnership's net assets were $4,367,319, reflecting a decrease of $2,546,069 from net assets of $6,913,388 as of December 31, 1998. This decrease was comprised of the $1,717,625 decrease in net assets from operations for the nine-month period ended September 30, 1999 and the $828,444 cash distribution accrued as of September 30, 1999 and paid to partners in October 1999. The decrease in net assets from operations was comprised of the $2,100,850 decrease in unrealized appreciation of investments partially offset by the $383,225 net realized gain from operations for the nine-month period ended September 30, 1999.

Gains or losses from investments are allocated to the partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if the net appreciation or depreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 2000 and December 31, 1999 was $404 and $798, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $3,710,547 as of September 30, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $371,055.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 2000 is considered to be immaterial.

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



              ML OKLAHOMA VENTURE PARTNERS, LIMITED PARTNERSHIP


By:           MLOK Co., Limited Partnership
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              ------------------------------------------------
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     James V. Bruno
              ------------------------------------------------
              James V. Bruno
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)


By:           /s/     Diane T. Herte
              ------------------------------------------------
              Diane T. Herte
              Vice President



Date:         November 14, 2000